Form 10-Q
period 1996-03-31
AMERICAN BIOMED INC
filed 1996-05-15
CIK 867572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

For the transition period from ___________________to_____________________

Commission File Number: 0-19606


                             AMERICAN BIOMED, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                         76-0136574
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas          77380
     (address of principal executive offices)                    (Zip Code)


                                (713) 367-3895
              (Registrant's telephone number, including area code)

                                    N.A.
             (Former name, former address and former fiscal year
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X Yes     No

The total number of shares outstanding of common stock, $.001 par value as of May 3, 1996 is 10,171,951.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                    Page
PART I - FINANCIAL INFORMATION
  Item 1 -          Financial Statements

                    Consolidated Condensed Balance Sheets                             3

                    Consolidated Condensed Statements of Operations                   4

                    Consolidated Condensed Statements of Cash Flows                   5

                    Notes to Consolidated Condensed Financial Statements              6

  Item 2 -          Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                                         9



PART II - OTHER INFORMATION

  Item 1            Legal Proceedings                                                 12

  Item 5            Other Information                                                 12

  Item 6            Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                            13

INDEX TO EXHIBITS                                                                     14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                            December 31,       March 31,
                                                                               1995               1996
                                                                           -------------       ----------
           ASSETS
Current assets:
  Cash and cash equivalents                                                $      9,177      $     83,946
  Accounts receivable:
   Trade, net of allowance for doubtful accounts
   of $45,480 in 1995 and 1996                                                  158,713           113,853
   Other                                                                         32,064            36,179
  Inventories                                                                   370,130           380,646
  Other current assets                                                           60,667            40,278
                                                                           ------------       -----------
           Total current assets                                                 630,751           654,902
                                                                           ------------       -----------

Property and equipment, net                                                     200,736           168,458
Patents, net of accumulated amortization of $799,043
 and $831,321 in 1995 and 1996, respectively                                    204,812           189,792
Goodwill, net of accumulated amortization of $451,308
 and $482,079 in 1995 and 1996, respectively                                    779,528           748,757
Other assets, net of accumulated amortization of $175,000
 and $182,660 in 1995 and 1996, respectively                                     67,451            59,791
                                                                           ------------       -----------
           Total assets                                                    $  1,883,278       $ 1,821,700
                                                                           ============       ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable, banks                                                     $    235,000       $   230,000
  Notes payable to stockholders and others                                    1,831,322         1,816,056
  Current maturities of capital lease obligations                               512,712           501,942
  Accounts payable                                                            1,283,020         1,394,594
  Accrued liabilities                                                           595,984           632,347
  Other current liabilities                                                        -                3,000
                                                                           ------------       -----------
           Total current liabilities                                          4,458,038         4,577,939
                                                                           ------------       -----------

Capital lease obligations, net of current maturities                              7,095             7,094
Deferred revenue                                                                220,000           205,000

Commitments and contingencies:

Stockholders' deficit:
  Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding in 1995 and 1996, respectively
  Common stock, $.001 par value, 25,000,000 shares authorized in 1995 and 1996, 9,505,274 shares issued and outstanding at December 31,
    1995 and March 31, 1996, respectively                                         9,505             9,505
  Additional paid-in capital                                                 19,190,146        19,523,465
  Deficit accumulated during the development stage                          (21,749,906)      (22,249,703)
  Less treasury stock at cost, 68,323 shares                                   (251,600)         (251,600)
                                                                           ------------       -----------

           Total stockholders' deficit                                       (2,801,855)       (2,968,333)
                                                                           ------------       -----------

           Total liabilities and stockholders' deficit                     $  1,883,278       $ 1,821,700
                                                                           ============       ===========


    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                           Inception,
                                                           Three Months Ended          September 4, 1984,
                                                               March 31,                      to
                                                         1995            1996            March 31, 1996
                                                   ------------------------------        --------------
Sales, net                                          $   131,949       $  106,737         $  2,841,851
Operating costs and expenses:
  Cost of sales                                         (99,997)        (100,813)          (2,912,881)
  Selling, general and administrative                  (395,564)        (330,930)         (14,069,270)
  Research and development                             (147,684)        (113,988)          (6,723,189)
  Distributor settlement                                                                   (1,080,915)
                                                  -------------       ----------         ------------
     Loss from operations                              (511,296)        (438,994)         (21,944,404)
                                                  -------------       ----------         ------------

Other income (expense):
  Interest income                                             4              483              105,965
  Interest expense                                      (49,533)         (70,646)          (2,452,170)
  Other income                                           44,922            9,360            2,040,906
                                                  -------------       ----------         ------------
                                                         (4,607)         (60,803)            (305,299)
                                                  -------------        ---------         ------------

    Net loss                                      $    (515,903)      $ (499,797)        $(22,249,703)
                                                  =============       ==========         ============

    Net loss per common share                     $        (.06)      $     (.05)
                                                  =============       ==========

Weighted average shares outstanding                   9,234,651        9,505,274
                                                  =============       ==========



    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                               Three Months Ended               Inception
                                                                    March 31,               September 4, 1984,
                                                          ----------------------------             to
                                                             1995              1996          March 31, 1996
                                                          ----------        ----------      ------------------

Net cash used by operating activities                     $(352,368)        $(218,763)         $(15,898,018)

Cash flows from investing activities:
  Capital expenditures                                                         (1,273)             (389,726)
  Investment in patents                                     (17,298)           (7,477)             (413,051)
  Other investing activities                                                                        243,816
                                                          ---------         ---------          ------------
    Net cash used by investing activities                   (17,298)           (8,750)             (558,961)
                                                          ---------         ---------          ------------

Cash flows from financing activities:
  Proceeds from notes payable to banks                                                            2,333,880
  Proceeds from notes payable to stockholders                                  34,750             1,225,921
  Proceeds from notes payable to others                     394,000                               2,361,049
  Principal payments on notes payable to banks                                 (5,000)           (2,070,000)
  Principal payments on notes payable to stockholders                         (23,551)             (560,283)
  Principal payments on notes payable to others              (2,919)          (26,465)           (1,246,812)
  Principal payments on long-term debt                         (863)                                (76,340)
  Principal payments on capital lease obligation            (12,218)          (10,771)             (541,660)
  Proceeds from patent assignment and leaseback                                                     500,000
  Proceeds from equipment assignment and leaseback                                                  305,000
  Proceeds from sale of subordinated convertible
    debentures                                                                                      640,000
  Net proceeds from sale of preferred stock                                                       3,046,146
  Net proceeds from sale of common stock and warrants
    in connection with initial public offering,
    secondary offering and private placements                                 333,319             8,673,285
  Proceeds from exercise of stock purchase warrants
    and stock options                                                                             2,839,980
  Treasury stock acquired                                                                          (500,000)
  Other financing activities                                                                       (389,241)
                                                           --------         ---------          ------------
    Net cash provided by financing activities               378,000           302,282            16,540,925
                                                          ---------         ---------          ------------
  Net increase in cash and cash equivalents                   8,334            74,769                83,946
  Cash and cash equivalents at beginning of period           21,246             9,177
                                                          ---------         ---------          ------------
  Cash and cash equivalents at end of period              $  29,580         $  83,946          $     83,946
                                                          =========         =========          ============



    The accompanying notes are an integral part of the financial statements

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments that are necessary for a fair statement of the results of the periods presented, and all such adjustments are of a normal recurring nature.

   The unaudited consolidated condensed financial statements include the accounts of American BioMed, Inc. and its wholly-owned subsidiaries, Freedom Machine, Inc. and Cathlab Corporation, (jointly referred to as the "Company") after elimination of all intercompany transactions and accounts. Certain reclassifications have been made to prior year financial information in order to conform to current year presentation.

   These unaudited consolidated condensed financial statements should be read in connection with the financial statements for the year ended December 31, 1995 included in the Company's Annual Report filed on Form 10-K. Results for the first quarter are not necessarily indicative of year-end results.


2. CAPITAL STOCK

   On January 30, 1996, the Company authorized options to purchase 10,000 shares of common stock at $.50 per share in connection with an employment agreement. In March 1996, the Company authorized issuance of options to purchase 10,000 shares at $.50 per share to an employee.

   In connection with his hiring as Vice President Sales and Marketing, Arthur Przybyl was granted options to purchase 100,000 shares of common stock at $1.00 per share, or at the closing price on April 15, 1996, whichever is lower.

   The Company filed a Form S-8 Registration Statement ("Registration Statement") on April 16, 1996. The Registration Statement relates to an aggregate of 600,000 shares of the Company's common stock which are to be offered upon the terms and subject to the conditions set forth in the agreements referenced in the Registration Statement.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

3.  SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                      Inception,
                                                        Three Months Ended         September 4, 1984
                                                             March 31,                    to
                                                         1995         1996          March 31, 1996
                                                      -----------------------       --------------
Interest Paid                                     $   3,759        $  34,025          $ 788,323
Noncash investing and financing activities:
 Equipment acquired through
  capital lease obligations                                              950            267,489
 Equipment and leasehold improvements
  acquired through notes payable                                                         35,775
 Conversion of accrued interest
  payable to principal on note
  payable to stockholders                                                               105,170
 Conversion of Series A and Series B
  Preferred Stock to common stock                                                           444
 Conversion of debentures
  to common stock                                                                       640,000
 Deferred offering costs incurred
  in prior year charged against
  offering proceeds                                                                      41,000
 Issuance of common stock in connection
  with purchase of assets of VMS, Inc.                                                  124,999
 Issuance of common stock in connection
  with purchase of assets of Superstat, Inc.                                             81,819
 Conversion of notes payable to common stock                                             50,000
 Common stock and warrants issued in lieu of
  interest expense                                                                    1,329,161
 Patent assignment and leaseback                                                        500,000
 Issuance of common stock in connection with
  Therex settlement                                                                          77
 Transfer of note receivable from officer                                                25,000
 Common stock issued in lieu of consulting
  expense                                                                               177,963
 Writeup of property and equipment on Cathlab
  due to sale and leaseback agreement                                                   221,616
 Issuance of common stock and warrants
  for services                                                                          461,964

4. INVENTORIES

           Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

           Inventories consisted of the following:


                                                                              December 31             March 31
                                                                                 1995                   1996
                                                                             ------------            ----------
         Raw materials....................................................     $  146,901            $  141,537
         Work in process..................................................        166,893               160,783
         Finished goods...................................................         56,336                78,326
                                                                               ----------            ----------
                                                                               $  370,130            $  380,646
                                                                               ==========            ==========

5.  COMMITMENTS AND CONTINGENCIES

         In March 1996, Aberlyn agreed to discuss a restructuring of all Company leases. Its restructuring decision will be predicated in part upon the success of the Company's fund-raising efforts. If such negotiations are not successful, Aberlyn may assert that the Company is in default of these obligations, which are secured by certain assets of the Company. The loss of these assets could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         In July 1995, United States Surgical Corporation ("USSC") elected not to exercise its option to acquire certain assets. As a result, the Company retained $1.0 million of the initial payment as a forfeited option fee. The other $1.0 million is payable to USSC plus interest at 10% per annum. The note, originally due January 20, 1996 which is collateralized by the Company's stent technology, was extended to March 15, 1996. On May 9, 1996, the Company and USSC finalized negotiations to extend the note until September 15, 1996. The agreement requires payments as follows:

                 May 22   -  $50,000
                 June 15  -  $75,000
                 July 15  -  $75,000
                 Aug 15   -  $75,000
                 Sep 15   -  Remaining Balance

         The Company is a party to litigation arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accrual for probable liabilities for the eventual disposition of the matter. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

         Refer to the Company's report on Form 10-K for the year ended December 31, 1995 for a description of other legal proceedings to which the Company became a party during the three (3) months ended March 31, 1996.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through March 31, 1996, the Company had an accumulated deficit of $22,249,703.

         During the three months ended March 31, 1996, the Company's sales decreased 19.1% to $106,737 compared with sales of $131,949 for the same period in 1995. The primary reason for the decrease is attributed to unprofitable product lines and delays encountered in product registrations in international markets by the Company's newly appointed Cathlab international distributors.
As a result, international sales of Cathlab products declined 72.8% while domestic sales of Cathlab products increased 453.8%, a record level.

         Cost of sales represented 75.8% and 94.4% of sales for the three months ended March 31, 1995 and 1996, respectively. The higher percentage in 1996 is due to an increase in cost of certain employee benefits, higher material costs and under utilization of resources.

         Selling, general and administrative expenses decreased 16.3% to $330,930 during the first three months of 1996, compared to $395,564 for the same period in 1995. The decrease is due to several factors. The Company subleased 3,000 square feet of the Cathlab facility to an unrelated party in January 1996 and downsized the corporate headquarters and research and development facility, resulting in savings of approximately $23,000 for the quarter ended March 31, 1996. Many of the assets have been fully amortized or depreciated. Fees paid to outside consultants decreased this quarter due to renegotiating the fee structure of a consultant in June 1995, and discontinuation of the services of the outside sales consultant.

         Research and development expenses totaled $113,988 during the first quarter of 1996, a decrease of 22.8% from the 1995 first quarter total of $147,684. The continued decrease in research and development is due to the decrease in personnel as well as the decrease in facility space and related utilities. As funding is made available these expenses are expected to increase in order to bring the Company's products to commercial viability.

         The Company's interest expense totaled $70,646 for the first quarter of 1996, compared to $49,533 for the first quarter of 1995. This increase was primarily due to the July 20, 1995 note payable to a company which is collateralized by the Company's stent technology.

         Despite the decline in sales, the Company's continued emphasis on cost containment and a focus on its core technologies resulted in the loss from operations improving from $511,296 in 1995 to $438,994 in 1996, representing a 14.1% improvement. In addition, net cash used by operating activities in the three months ended March 31, 1996 improved 37.9% or $133,605 compared to the same period in 1995.

         For the period from inception to March 31, 1996, the Company's other income of $2,040,906 consisted primarily of $400,000 received from Guerbet in 1991 in connection with the development of certain of the Company's products, proceeds of $49,900 received from the initial phase of a grant obtained from the National Institute of Health during 1992 in connection with the development of certain of the Company's heart pumps, $47,244 in settlement of accounts payable to certain vendors, $95,000 amortization of the license fee received from Wright Medical Technologies, Inc. and $1.0 million from United States Surgical Corportion ("USSC") as a forfeited option fee.

         On July 20, 1995, USSC elected not to exercise its option to acquire certain assets. As a result, the Company retained $1.0 million of the Initial Payment as a forfeited option fee. The other $1.0 million is payable to USSC plus interest at 10% per annum beginning July 20, 1995 (the "Note"). The Note, originally due January 20, 1996 which is collateralized by the Company's stent technology, was extended to March 15, 1996. On May 9, 1996, the Company and USSC finalized negotiations to extend the note until September 15, 1996. The agreement requires payments as follows:

                 May 22   -  $50,000
                 June 15  -  $75,000
                 July 15  -  $75,000
                 Aug 15   -  $75,000
                 Sep 15   -  Remaining Balance

         The remaining $494,676 was realized on August 11, 1995 when the Company sold the European patent for the OmniCath(R) atherectomy catheter for a purchase price of $500,000 cash to Guerbet S.A. of France.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have been significantly exceeding its resources due to its expenditures related to research and development, size of its general and administrative staff, expenditures related to obtaining regulatory approvals, obtaining and maintaining manufacturing and distribution arrangements and the expenses of product introductions.

         During 1995 and 1996, the Company was unable to meet certain of its obligations as they came due. Certain executive officers have deferred payment of salaries amounting to $290,433. In addition, the Company is in arrears to certain vendors and suppliers. Accounts payable and accrued liabilities, including deferred officer salaries, amounted to $2,026,941 at March 31, 1996. The Company is negotiating with its creditors to defer its obligations, obtain cash discounts, and/or arrange alternative forms of payment including issuances of the Company's securities. The Company had a working capital deficiency as of March 31, 1996 of $3,923,037.

         At March 31, 1996, the Company had cash and cash equivalents in the amount of $83,946 compared with cash and cash equivalents of $9,177 at December 31, 1995. The Company received a financial commitment from Zanett Capital in February 1996 to raise $1.4 million, of which $333,319 has been received as of March 31, 1996 and the remainder is to be provided as needed over the ensuing months.

         In addition to the distributor agreements signed in 1995, discussions are proceeding regarding distributor agreements with companies in Ireland, Germany, Belgium, Taiwan, China, Argentina, Brazil, Chile, Uruguay, Paraguay, Hungary, Czech Republic and Poland. No agreements have been signed or executed subsequent to March 31, 1996 and there can be no assurances of the execution of any agreements.

         The Company is also pursuing private label opportunities for its Cathlab products to supply third-party companies with existing product lines. Additional opportunities are in the discussion stages to provide OEM manufacturing capabilities to companies for products the Company does not currently manufacture. No agreements have been signed or executed subsequent to March 31, 1996 and there can be no assurances of the execution of any agreements.

         The Company is uncertain today that the distributors now in place will be able to effectively market and sell the Company's core technologies, the OmniCath(R), OmniStent(TM) and Evert-O-Cath(TM). As such, the Company has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distributor agreements, and research and development agreements/projects. An integral part of this strategy is to aggressively pursue the sale of ancillary technologies (not core technologies) which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products.

         The Company requires additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral use, to enter into marketing and distribution arrangements for the Evert-O-Cath(TM), to commence and continue the development of other products and enhancements to the OmniCath(R) and the Evert-O-Cath(TM), and to expand its manufacturing and distribution abilities with respect to Cathlab products. If the Company experiences delays in the introduction, manufacturing or sale of the OmniCath(R), or if the OmniCath(R) does not achieve market acceptance for any reason, substantial additional financing may be required by the Company to continue its operations, and to improve, complete the development of, obtain regulatory approvals for, and manufacture or market products. The Company receives some revenues and expects to continue to receive revenues from the sale of Cathlab's products. The Company anticipates that Cathlab's revenues should increase significantly during 1996; however, this increase will not be sufficient to satisfy the Company's funding needs. The Company intends to cover any shortfall by ancillary product/technology sales and the $1.4 million Zanett Capital commitment.

         Though still a developmental stage company engaged in the development, manufacture and marketing of medical devices, the Company has ten products presently available to market and has formulated a comprehensive business strategy which it believes will enable it to capitalize on its technologies and developing trends in the healthcare industry. The Company launched an aggressive cost reduction campaign which has reduced operating expenses. At the same time the Company has initiated efforts to revamp its existing distribution network by replacing underperforming distributors with professional domestic and international distributor organizations, thereby creating a world-class distributor network. Management believes it will be able to raise the capital necessary to fund the commercialization efforts of its existing technologies and current working capital for the foreseeable future by "unbundling" its core technologies and identifying a prestigious international healthcare corporation for each technology/product in a specific international market.

         In addition, management has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements. An integral part of this strategy is to aggressively pursue the sale of all ancillary technology which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the Company's report on Form 10-K for the year ended December 31, 1995 for a description of other legal proceedings to which the Company became a party during the three (3) months ended March 31, 1996, which information is incorporated by reference herein.


ITEM 5.  OTHER INFORMATION

         In March 1996, Aberlyn agreed to discuss a restructuring of all Company leases. Its restructuring decision will be predicated in part upon the success of the Company's fund-raising efforts. If such negotiations are not successful, Aberlyn may assert that the Company is in default of these obligations, which are secured by certain assets of the Company. The loss of these assets could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         In July 1995, United States Surgical Corporation ("USSC") elected not to exercise its option to acquire certain assets. As a result, the Company retained $1.0 million of the initial payment as a forfeited option fee. The other $1.0 million is payable to USSC plus interest at 10% per annum. The note, originally due January 20, 1996 which is collateralized by the Company's stent technology, was extended to March 15, 1996. On May 9, 1996, the Company and USSC finalized negotiations to extend the note until September 15, 1996. The agreement requires payments as follows:

                 May 22   -  $50,000
                 June 15  -  $75,000
                 July 15  -  $75,000
                 Aug 15   -  $75,000
                 Sep 15   -  Remaining Balance

         The Company is a party to litigation arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accrual for probable liabilities for the eventual disposition of the matter. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

         Refer to the Company's report on Form 10-K for the year ended December 31, 1995 for a description of other legal proceedings to which the Company became a party during the three (3) months ended March 31, 1996.

         In March 1996, the Company entered into a two-year agreement with Thomas E. Waite & Associates, a consulting firm. The firm will provide services in exchange for 500,000 shares of common stock. Primarily, the firm will be providing the Company with all its public relations services. Other services will be provided on an as-needed basis.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits. The following documents are filed as exhibits to this Report.

              11.1   Computation of Loss Per Common Share

              27.1   Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN BIOMED, INC.
                                      ---------------------



Date:  May 14, 1996                         /s/  STEVEN B. RASH
                                      ---------------------------------
                                                 Steven B. Rash
                                                  President and
                                             Chief Executive Officer





Date:  May 14, 1996                      /s/  COLENE F. BLANKINSHIP
                                      ---------------------------------
                                              Colene F. Blankinship, CPA
                                                      Controller
                                               Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as part of this Report:

  Exhibit
  -------
       11.1   Computation of Income (Loss) Per Common Share

       27.1   Financial Data Schedule