Form 10-Q
period 1996-06-30
AMERICAN BIOMED INC
filed 1996-08-05
CIK 867572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the quarterly period ended     June 30, 1996
                              -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                      to
                              ----------------------  -------------------------

Commission File Number: 0-19606
                        -------------------------------------------------------

                             AMERICAN BIOMED, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                                               76-0136574
- ----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas                 77380
- --------------------------------------------------------------------------------
(address of principal executive offices)                              (Zip Code)


                                (713) 367-3895
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N.A.
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

The total number of shares outstanding of common stock, $.001 par value as of July 24, 1996 is 11,716,452.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

                                                                        Page
  Item 1 -  Financial Statements

            Consolidated Condensed Balance Sheets                          3

            Consolidated Condensed Statements of Operations                4

            Consolidated Condensed Statements of Cash Flows                5

            Notes to Consolidated Condensed Financial Statements         6-9

  Item 2 -  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                                  10-12



PART II - OTHER INFORMATION

  Item 1    Legal Proceedings                                             13

  Item 5    Other Information                                             13

  Item 6    Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                                15

INDEX TO EXHIBITS                                                         16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                                         June 30,         December 31,
                                                                                           1996               1995
                                                                                       -------------       ----------
           ASSETS
Current assets:
  Cash and cash equivalents                                                             $   807,190        $    9,177
  Accounts receivable:
   Trade, net of allowance for doubtful accounts
   of $45,480 and $45,000 in 1995 and 1996 respectively                                     137,105           158,713
   Other                                                                                     27,576            32,064
  Inventories                                                                               421,478           370,130
  Other current assets                                                                      405,438            60,667
                                                                                         ----------        -----------
           Total current assets                                                           1,798,787           630,751
                                                                                         ----------        -----------

Property and equipment, net                                                                 139,456           200,736
Patents, net of accumulated amortization of $799,043
 and $844,037 in 1995 and 1996, respectively                                                168,553           204,812
Goodwill, net of accumulated amortization of $451,308
 and $528,171 in 1995 and 1996, respectively                                                743,527           779,528
Other assets, net of accumulated amortization of $175,000
 in 1995 and 1996, respectively                                                             107,826            67,451
                                                                                        -----------        ----------
           Total assets                                                                 $ 2,958,149        $1,883,278
                                                                                         ==========        ==========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable, banks                                                                  $   230,000        $  235,000
  Notes payable to stockholders and others                                                1,632,880         1,831,322
  Current maturities of capital lease obligations                                           224,338           512,712
  Current maturities, long term debt                                                         28,640              --
  Accounts payable                                                                        1,036,783         1,283,020
  Accrued liabilities                                                                       656,776           595,984
  Other current liabilities                                                                   3,000              --
                                                                          -             -----------        ----------
           Total current liabilities                                                      3,812,417         4,458,038
                                                                                        -----------        ----------

Long term debt, net of current maturities                                                   128,623              --
Capital lease obligations, net of current maturities                                        429,788             7,095
Deferred revenue                                                                            190,000           220,000

Commitments and contingencies:

Stockholders' deficit:
  Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding in 1995 and 1996, respectively
  Common stock, $.001 par value, 25,000,000 shares authorized in 1995 and
    1996, 9,505,274 shares and 11,781,275 shares issued and outstanding at
    December 31, 1995 and June 30, 1996, respectively                                        11,781              9,505
  Additional paid-in capital                                                             21,614,442         19,190,146
  Deficit accumulated during the development stage                                      (22,977,302)       (21,749,906)
  Less treasury stock at cost, 68,323 shares                                               (251,600)          (251,600)
                                                                                        -----------        -----------
           Total stockholders' deficit                                                   (1,602,679)        (2,801,855)
                                                                                        -----------        -----------

           Total liabilities and stockholders' deficit                                  $ 2,958,149        $ 1,883,278
                                                                                        ===========        ===========




    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                                                            Inception,
                                                    Three Months Ended          Six Months Ended        September 4, 1984,
                                                         June 30,                   June 30,                    to
                                                   1996             1995         1996          1995        June 30, 1996
                                                -------------------------- ---------------------------    --------------
Sales, net                                     $    122,699  $    159,284   $   229,436   $   291,233     $   2,964,550

Operating costs and expenses:
  Cost of sales                                    (105,660)     (161,803)     (206,473)     (261,800)       (3,018,541)
  Selling, general and administrative              (429,958)     (901,496)     (760,888)   (1,297,063)      (14,499,228)
  Research and development                         (238,698)     (165,658)     (352,686)     (313,342)       (6,961,887)
  Distributor settlement                                                                                     (1,080,915)
                                               ------------- -------------   -----------   ----------      -----------
     Loss from operations                          (651,617)   (1,069,673)   (1,090,611)   (1,580,972)      (22,596,021)
                                                 ----------    -----------    ----------   ----------       -----------

Other income (expense):
  Interest income                                       208         3,570           691         3,574           106,173
  Interest expense                                 (127,037)      (61,763)     (197,683)     (111,296)       (2,579,207)
  Other income (expense)                             50,847       (30,116)       60,207        14,806         2,091,753
                                                ------------   ----------   -----------    -----------    --------------
      Other income (expense), net                   (75,982)      (88,309)     (136,785)      (92,916)         (381,281)
                                                -----------    ----------   -----------    ----------     -------------
    Net loss                                   $   (727,599)  $(1,157,982)  $(1,227,396)  $(1,673,888)    $ (22,977,302)
                                               ============   ===========   ===========   ===========     =============
    Net loss per share                               $ (.07)       $ (.13)  $      (.12)  $      (.18)
                                                     ======        ======   ===========   ===========
Weighted average number of shares outstanding    10,214,725     9,241,324     9,873,928     9,238,006
                                                 ==========     ==========  ===========   ===========





    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                       Inception,
                                                                      Six Months Ended              September 4, 1984,
                                                                          June 30,                         to
                                                                1996                 1995             June 30, 1996
                                                           ----------------------------------         -------------
Net cash used by operating activities                       $   (630,227)        $(1,509,827)         $(16,309,482)
                                                            ------------         -----------          ------------

Cash flows from investing activities:
   Capital expenditures                                          (11,003)                                 (399,456)
   Investment in patents                                          (8,735)            (37,183)             (414,309)
   Other investing activities                                                                              243,816
                                                            ---------------      -----------          ------------
    Net cash used by investing activities                        (19,738)            (37,183)             (569,949)
                                                            ---------------      -----------          ------------
Cash flows from financing activities:
   Proceeds from notes payable to banks                                                                  2,333,880
   Proceeds from notes payable to stockholders                    34,750                                 1,225,921
   Proceeds from notes payable to others                                             521,000             2,361,049
   Escrow proceeds                                                                 2,000,000                 --
   Principal payments on notes payable to banks                   (5,000)            (33,880)          (2,070,000)
   Principal payments on notes payable to stockholders           (38,238)                                (574,970)
   Principal payments on notes payable to others                (194,954)           (527,919)          (1,415,301)
   Principal payments on long-term debt                                              (13,259)             (76,340)
   Principal payments on capital lease obligation                (13,996)           (141,604)            (544,885)
   Proceeds from patent assignment and leaseback                                                          500,000
   Proceeds from equipment assignment and leaseback                                                       305,000
   Proceeds from sale of subordinated
    convertible debentures                                                                                640,000
   Net proceeds from sale of preferred stock                                                            3,046,146
   Net proceeds from sale of common stock and warrants
    in connection with initial public offering, secondary
    offering and private placements                            1,519,853                                9,859,819
   Proceeds from exercise of stock purchase warrants
    and stock options                                            145,563                                2,985,543
   Treasury stock acquired                                                                               (500,000)
   Other financing activities                                                                            (389,241)
                                                            -------------        -----------          -----------
    Net cash provided by financing activities                  1,447,978           1,804,338           17,686,621
                                                            -------------        -----------          -----------
   Net increase in cash and cash equivalents                    798,013             257,328              807,190
   Cash and cash equivalents at beginning
    of period                                                      9,177              21,246
                                                            ------------         -----------          -----------
   Cash and cash equivalents at end of period               $    807,190         $   278,574          $   807,190
                                                            ============         ===========          ===========





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

   These unaudited consolidated condensed financial statements should be read in connection with the financial statements for the year ended December 31, 1995 included in the Company's Annual Report filed on Form 10-K. Results for the period are not necessarily indicative of year-end results.

2. CAPITAL STOCK

   On July 17, 1996, the Board of Directors approved the issuance of options to purchase 10,000 shares of common stock at $.50 per share in connection with an employment agreement. The Board also authorized issuance of options to purchase 10,000 shares at $.50 per share to an employee. In connection with his hiring as Vice President Sales and Marketing, Arthur Przybyl was granted options to purchase 100,000 shares of common stock at $1.00 per share, or at the closing price on April 15, 1996, whichever is lower.

   The Company filed a Form S-8 Registration Statement ("Registration Statement") on April 16, 1996. The Registration Statement relates to an aggregate of 600,000 shares of the Company's common stock which are to be offered upon the terms and subject to the conditions set forth in the agreements referenced in the Registration Statement.

   In lieu of interest on a stockholder note payable, the Company issued 30,000 shares of common stock.

   On April 19, 1996, the Company issued 2,000 shares of common stock in connection with a private placement.

   In May 1996, the Company issued 198,000 shares of common stock to its landlord in California to settle the outstanding lease obligation and to prepay the lease for the remaining term.

   In February 1996, the Company entered into a consulting agreement with Zanett Capital, Inc. to raise equity capital through private placement of the Company's common stock. Pursuant to these private placements, which were finalized June 28, 1996, the Company issued 1,250,001 shares of common stock and, during the third quarter of 1996, will issue convertible preferred shares. In addition to the shares, warrants were issued, some of which expire monthly.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

3.  SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                      Inception,
                                                         Six Months Ended          September 4, 1984
                                                             June 30,                     to
                                                         1996         1995            June 30, 1996
                                                      -----------------------      -----------------
Interest Paid                                     $  69,754        $  88,615          $ 824,052
Noncash investing and financing activities:
 Equipment acquired through
  capital lease obligations                           2,031                             268,570
 Equipment and leasehold improvements
  acquired through notes payable                                                         35,775
 Conversion of accrued interest
  payable to principal on note
  payable to stockholders                                                               105,170
 Conversion of Series A and Series B
  Preferred Stock to common stock                                                           444
 Conversion of debentures
  to common stock                                                                       640,000
 Deferred offering costs incurred
  in prior year charged against
  offering proceeds                                                                      41,000
 Issuance of common stock in connection
  with purchase of assets of VMS, Inc.                                                  124,999
 Issuance of common stock in connection
  with purchase of assets of Superstat, Inc.                                             81,819
 Conversion of notes payable to common stock                                             50,000
 Common stock and warrants issued in lieu of
  interest expense                                   16,875                           1,346,036
 Patent assignment and leaseback                                                        500,000
 Issuance of common stock in connection with
  Therex settlement                                                                          77
 Transfer of note receivable from officer                                                25,000
 Writeup of property and equipment on Cathlab
  due to sale and leaseback agreement                                                   221,616
 Issuance of common stock and warrants
  for services                                      744,281           42,923          1,384,208

4. INVENTORIES

           Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first- out (FIFO) method.

           Inventories consisted of the following:

                                                   June 30        December 31
                                                    1996              1995
                                                ------------      -----------
         Raw materials                            $ 164,055        $ 146,901
         Work in process                            161,463          166,893
         Finished goods                              95,960           56,336
                                                  ---------        ---------
                                                  $ 421,478        $ 370,130
                                                  =========        ==========

5.  COMMITMENTS AND CONTINGENCIES

         In March 1996, Aberlyn agreed to discuss a restructuring of all Company leases and an agreement to restructure the leases was reached May 28, 1996 with Board of Directors' approval received July 17, 1996. The restructuring has resulted in lease payments over a twenty-four month period with the initial payment commencing June 1, 1996. The payment schedule is as follows:

         Months 1-5                                          $  15,000 (each)
         Month 6                                                50,000
         Months 7-11                                            15,000 (each)
         Month 12                                               50,000
         Months 13-17                                           15,000 (each)
         Month 18                                              125,000
         Months 19-23                                           25,000 (each)
         Month 24                                            $ 215,000

         The above payments are based on outstanding principal of approximately $514,000 and total accrued interest of approximately $148,000. Accumulated late fees and additional accumulated miscellaneous expenses totaling $115,728 is being converted into 115,000 shares of the Company's common stock. The price reflects a discount from the closing bid price of $1.125 per share on May 28, 1996.

         In July 1995, United States Surgical Corporation ("USSC") elected not to exercise its option to acquire certain assets. As a result, the Company retained $1.0 million of the initial payment as a forfeited option fee. The other $1.0 million is payable to USSC plus interest at 10% per year. The note, originally due January 20, 1996 which is collateralized by the Company's stent technology, was extended to March 15, 1996. On May 9, 1996, the Company and USSC finalized negotiations to extend the note until September 15, 1996. The agreement requires payments as follows:

                  May 22  -  $50,000
                 June 15  -  $75,000
                 July 15  -  $75,000
                  Aug 15  -  $75,000
                  Sep 15  -  Remaining Balance

         In June 1996, the Company executed an installment note payable to a vendor in the amount of $157,263 payable in monthly installments of $3,858 including interest, beginning September 1, 1996 and maturing August 1, 2000. The note bears interest at 8.25% per year and is uncollateralized.

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

         Refer to the Company's report on Form 10-K for the year ended December 31, 1995 for a description of other legal proceedings to which the Company became a party during the six (6) months ended June 30, 1996.

6.  SUBSEQUENT EVENTS.

         During the second quarter of 1996 management, in order to resolve outstanding financial obligations, negotiated debt to equity conversions of approximately $1.7 million with various stockholders, vendors and a bank in July 1996 to be paid with the issuance of approximately 1,056,000 shares of common stock.

         The following is selected balance sheet information to show the effect of the conversion as though it took place on June 30, 1996.

                                                 Actual          Proforma
                                              June 30, 1996    June 30, 1996
                                              -------------    -------------
Current Assets                                $ 1,798,787      $ 1,798,787
                                              ===========      ===========

Current Liabilities                           $ 3,812,417      $ 2,112,417
                                              ===========      ===========

Stockholder Equity:
     Common Stock                             $    11,781      $    12,837
     Additional Paid-in Capital                21,614,442       23,313,386
     Deficit                                  (22,977,302)     (22,977,302)
     Less Treasury Stock                         (251,600)        (251,600)
                                              -----------      -----------
     Total stockholders equity                $(1,602,679)     $    97,321
                                              ===========      ===========

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through June 30, 1996, the Company had an accumulated deficit of $22,977,302.

         During the six months ended June 30, 1996, the Company's sales decreased 21.2% to $229,436 compared with sales of $291,233 for the same period in 1995. The primary reason for the decrease is attributed to unprofitable product lines and delays encountered in product registrations in international markets by the Company's newly appointed Cathlab international distributors.
As a result, international sales of Cathlab products declined 61.8% and 65.9% for the quarter and six months, respectively, while domestic sales of Cathlab products increased 903.0% and 481.5% for the quarter and six months, respectively.

         Cost of sales represented 89.9% and 90.0% of sales for the six months ended June 30, 1995 and 1996, respectively.

         Selling, general and administrative expenses decreased 41.3% to $760,888 during the first six months of 1996, compared to $1,297,063 for the same period in 1995. The decrease is due to several factors. The Company subleased 3,000 square feet of the Cathlab facility to an unrelated party in January 1996 and downsized the corporate headquarters and research and development facility, resulting in savings of approximately $46,000 for the six months ended June 30, 1996. Many of the assets have been fully amortized or depreciated. The most significant difference was the legal expense and other transaction costs incurred in the second quarter of 1995 related to the USSC transaction.

         Research and development expenses totaled $352,686 during the first six months of 1996, an increase of 12.6% from the 1995 first six months total of $313,342. The increase in research and development expenditures is primarily attributed to the Company's efforts to initiate U.S. clinical trials for the OmniCath(R).

         The Company's interest expense totaled $127,037 for the second quarter of 1996, compared to $61,763 for the second quarter of 1995. This increase was primarily due to the July 20, 1995 note payable to a USSC which is collateralized by the Company's stent technology.

         Despite the decline in sales, the Company's continued emphasis on cost containment and a focus on its core technologies resulted in the loss from operations improving from $1,673,888 in 1995 to $1,227,396 in 1996, representing a 26.7% improvement. In addition, net cash used by operating activities in the six months ended June 30, 1996 improved 58.3% or $879,600 compared to the same period in 1995.

         For the period from inception to June 30, 1996, the Company's other income of $2,091,753 consisted primarily of $400,000 received from Guerbet in 1991 in connection with the development of certain of the Company's products, proceeds of $49,900 received from the initial phase of a grant obtained from the National Institute of Health during 1992 in connection with the development of certain of the Company's heart pumps, $105,417 in settlement of accounts payable to certain vendors, $110,000 amortization of the license fee received from Wright Medical Technologies, Inc. and $1.0 million from United States Surgical Corporation ("USSC") as a forfeited option fee. The remaining $494,676 was realized on August 11, 1995 when the Company sold the European patent for the OmniCath(R) atherectomy catheter for a purchase price of $500,000 cash to Guerbet S.A. of France.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have been exceeding its resources due to its expenditures related to research and development, size of its general and administrative staff, expenditures related to obtaining regulatory approvals, obtaining and maintaining manufacturing and distribution arrangements and the expenses of product introductions.

         During 1995 the Company was unable to meet certain of its obligations as they came due. Certain executive officers have deferred payment of salaries amounting to $290,433. In addition, the Company is in arrears to certain vendors and suppliers. Accounts payable and accrued liabilities, including deferred officer salaries, amounted to $1,789,996 at June 30, 1996. Management has resolved a large percentage of these outstanding obligations by effecting debt to equity conversion, which will become effective in the third quarter of 1996. (See Footnote 6 - Subsequent Events.) The Company had a working capital deficiency as of June 30, 1996 of $2,013,630, an improvement of approximately $1.8 million over December 31, 1995.

         At June 30, 1996, the Company had cash and cash equivalents in the amount of $807,190 compared with cash and cash equivalents of $9,177 at December 31, 1995. Funds of approximately $1.7 million were received in conjunction with a private placement during the first six months of 1996. Options and warrants exercised during the second quarter provided the Company with an additional $145,562.

         In addition to the distributor agreements signed in 1995, agreements were signed in June 1996 with a distributor in Mexico on an exclusive arrangement and a non-exclusive agreement was finalized for the West Indies. Discussions are proceeding regarding distributor agreements with companies in Ireland, Germany, Belgium, Taiwan, China, Argentina, Brazil, Chile, Uruguay, Paraguay, Hungary, Czech Republic and Poland. No agreements have been signed or executed subsequent to June 30, 1996 and there can be no assurances of the execution of any agreements.

         The Company is also pursuing private label opportunities for its Cathlab products to supply third-party companies with existing FDA approved product lines. Additional opportunities are in the discussion stages to provide OEM manufacturing capabilities to companies for products the Company does not currently manufacture. No agreements have been signed or executed subsequent to June 30, 1996 and there can be no assurances of the execution of any agreements.

         The Company is uncertain today that the distributors now in place will be able to effectively market and sell the Company's core technologies, the OmniCath(R), OmniStentTM and Evert-O-CathTM. As such, the Company has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distributor agreements, and research and development agreements/projects. An integral part of this strategy is to aggressively pursue the sale of ancillary technologies (not core technologies) which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products.

         The Company requires additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral use, to enter into marketing and distribution arrangements for the Evert-O-CathTM, to commence and continue the development of other products and enhancements to the OmniCath(R) and the Evert-O-CathTM, and to expand its manufacturing and distribution abilities with respect to Cathlab products. If the Company experiences delays in the introduction, manufacturing or sale of the OmniCath(R), or if the OmniCath(R) does not achieve market acceptance for any reason, substantial additional financing may be required by the Company to continue its operations, and to improve, complete the development of, obtain regulatory approvals for, and manufacture or market products. The Company receives some revenues and expects to continue to receive revenues from the sale of Cathlab's products. The Company anticipates that Cathlab's revenues should increase during 1996; however, this increase will not be sufficient to satisfy the Company's funding needs. The Company intends to cover any shortfall by ancillary product/technology sales, licensing agreements or co-development agreements.
In addition, the Company expects to raise additional capital through a private placement as well as warrant conversions.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the Company's report on Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended March 31, 1996 for a description of other legal proceedings to which the Company became a party during the six (6) months ended June 30, 1996, which information is incorporated by reference herein.


ITEM 5.  OTHER INFORMATION

         The Company, in cooperation with its Principal Clinical Investigator, Dr. Samuel S. Ahn, has filed an IRB (Institutional Review Board) at UCLA to conduct a multi-center prospective randomized study comparing atherectomy using the OmniCath(R) device vs. balloon angioplasty to treat Peripheral Arterial Occlusion Disease. The clinical studies are scheduled to begin in third quarter 1996. Upon conclusion of these clinical investigations, the Company will submit a 510(k) Notification to the FDA for peripheral use of its OmniCath(R) atherectomy catheter.

         In addition, the Company is preparing to submit in the third quarter 1996 a U.S. Investigational Device Exemption (IDE) application so that clinical trials can begin in the U.S. for use of its OmniCath(R) atherectomy catheter as an adjunct to balloon angioplasty in the treatment of partial stenosis of arteriovenous grafts. The Company is proceeding to develop a randomized clinical investigation utilizing UCLA Medical Center as its Central Monitoring Center. The Company will file an additional 510(k) Notification for this indication as soon as the clinical investigations are concluded.

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

         The Board of Directors authorized an increase in the number of directors to six on July 17, 1996. Richard S. Serbin was elected to fill the vacant seat. Mr. Serbin is Executive Vice President and Director of Bio-Imaging Technologies, Inc., and has served in that capacity since 1991. Bio-Imaging Technologies, Inc. provides specialized consulting services to help pharmaceutical and biotechnology companies and medical device manufacturers facilitate drug and device evaluation and regulatory review. Mr. Serbin is a registered patent attorney, registered pharmacist, a member of the Board of Trustees of the Mountainside Hospital and a member of the Board of Health of Roseland, New Jersey.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits. The following documents are filed as exhibits to this Report.
       --------

         11.1       Computation of Loss Per Common Share
         27.1       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AMERICAN BIOMED, INC.



Date: August 5, 1996                          /s/  Steven B. Rash
                                              -----------------------------
                                                   Steven B. Rash
                                                   President and Chief
                                                   Executive Officer





Date: August 5, 1996                          /s/  Colene F. Blankinship
                                              -----------------------------
                                                   Colene F. Blankinship, CPA
                                                   Controller Chief Accounting
                                                   Officer

                               INDEX TO EXHIBITS



  Exhibit
  -------

     11.1              Computation of Income (Loss) Per Common Share
     27.1              Financial Data Schedule