Form 10-Q
period 1996-09-30
AMERICAN BIOMED INC
filed 1996-11-14
CIK 867572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ACT OF 1934

For the quarterly period ended  September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from ____________________to____________________

Commission File Number: 0-19606


                             AMERICAN BIOMED, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                                                  76-0136574
----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification Number)

10077 Grogans Mill Road, Suite 100, The Woodlands, Texas                            77380
---------------------------------------------------------------------------------------------------------------
(address of principal executive offices)                                          (Zip Code)

                                (713) 367-3895
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N.A.
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year if
                          changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes    No
                                           ---            ---
The total number of shares outstanding of common stock, $.001 par value as of November 5, 1996 is 13,013,395.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

                                                                                   Page
  Item 1 -          Financial Statements

                    Consolidated Condensed Balance Sheets                            3

                    Consolidated Condensed Statements of Operations                  4

                    Consolidated Condensed Statements of Cash Flows                  5

                    Notes to Consolidated Condensed Financial Statements             6

  Item 2 -          Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                                        9



PART II - OTHER INFORMATION

  Item 1            Legal Proceedings                                               11

  Item 5            Other Information                                               11

  Item 6            Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                          13

INDEX TO EXHIBITS                                                                   14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                           September 30,       December 31,
                                                                               1996                1995
                                                                           -------------        ---------
           ASSETS
Current assets:
  Cash and cash equivalents                                                 $   125,743       $     9,177
  Accounts receivable:
   Trade, net of allowance for doubtful accounts
   of $45,000 and $45,480 in 1996 and 1995, respectively                        190,697           158,713
   Other                                                                         28,404            32,064
  Inventories                                                                   488,009           370,130
  Other current assets                                                          421,588            60,667
                                                                            -----------       -----------
           Total current assets                                               1,254,441           630,751
                                                                            -----------       -----------

Property and equipment                                                          118,932           200,736
Patents, net of accumulated amortization of $866,534
 and $799,043 in 1996 and 1995, respectively                                    160,244           204,812
Goodwill, net of accumulated amortization of $566,602
 and $451,308 in 1996 and 1995, respectively                                    705,096           779,528
Other assets                                                                     76,263            67,451
                                                                            -----------       -----------
           Total assets                                                     $ 2,314,976       $ 1,883,278
                                                                            ===========       ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, banks                                                                        $   235,000
  Notes payable to stockholders and others                                  $ 1,265,764         1,831,322
  Current maturities of capital lease obligations                               170,347           512,712
  Current maturities, long term debt                                             34,846              -
  Accounts payable                                                              401,427         1,283,020
  Accrued liabilities                                                           551,034           595,984
  Other current liabilities                                                       3,000             -
                                                                            -----------       -----------
        Total current liabilities                                             2,426,418         4,458,038
                                                                            -----------       -----------

Long-term debt, net of current maturities                                       119,641             -
Capital lease obligations, net of current maturities                            455,720             7,095
Deferred revenue                                                                175,000           220,000

Commitments and contingencies:

Stockholders' deficit:
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
    1,390 shares and no shares issued and outstanding in 1996 and
    1995,respectively                                                                 1
  Common stock, $.001 par value, 25,000,000 shares authorized in 1996 and 1995, 12,981,720 shares and 9,505,274 shares issued and outstanding at September 30, 1996 and December 31, 1995,
    respectively                                                                 12,982              9,505
  Additional paid-in capital                                                 23,003,108         19,190,146
  Deficit accumulated during the development stage                          (23,626,294)       (21,749,906)
  Less treasury stock at cost, 68,323 shares                                   (251,600)          (251,600)
                                                                            -----------        -----------


           Total stockholders' deficit                                         (861,803)        (2,801,855)
                                                                            -----------        -----------

           Total liabilities and stockholders' deficit                      $ 2,314,976        $ 1,883,278
                                                                            ===========        ===========



The accompanying notes are an integral part of the consolidated condensed financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                                         Inception,
                                             Three Months Ended             Nine Months Ended         September 4, 1984,
                                                September 30,                 September 30,                  to
                                            1996            1995          1996             1995       September 30, 1996
                                        ---------------------------  -----------------------------    ------------------
Sales, net                                $   187,761    $  123,180   $   417,197     $    414,413         $  3,152,311

Operating costs and expenses:
  Cost of sales                               (89,248)     (103,569)     (295,721)        (365,369)          (3,107,789)
  Selling, general and administrative
   expenses                                  (522,370)     (453,205)   (1,283,258)      (1,750,268)         (15,021,598)
  Research and development expenses          (139,792)     (122,652)     (492,478)        (435,994)          (7,101,679)
  Distributor settlement                                                                                     (1,080,915)
                                          -----------    ----------   -----------     ------------         ------------
     Loss from operations                    (563,649)     (556,246)   (1,654,260)      (2,137,218)         (23,159,670)
                                          -----------    ----------   -----------     ------------         ------------
Other income (expense):
  Interest income                               2,921         2,233         3,613            5,807              109,094
  Interest expense                            (85,634)      (80,810)     (283,318)        (192,106)          (2,664,841)
  Other income                                 (2,630)    1,515,560        57,577        1,530,366            2,089,123
                                          -----------    ----------   -----------     ------------         ------------
    Other income (expense) net                (85,343)    1,436,983      (222,128)       1,344,067             (466,624)
                                          -----------    ----------   -----------     ------------         ------------
    Net income (loss)                     $  (648,992)  $   880,737   $(1,876,388)    $   (793,151)        $(23,626,294)
                                          ===========   ===========   ===========     ============         ============

    Net income (loss) per common share    $      (.05)  $       .08   $      (.18)    $       (.09)
                                          ===========   ===========   ===========     ============
Weighted average number of shares
    outstanding                            12,299,078    11,331,100    10,688,212        9,252,363
                                          ===========   ===========   ===========     ============





The accompanying notes are an integral part of the consolidated condensed financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                         Inception,
                                                                         Nine Months Ended           September 4, 1984,
                                                                           September 30,                     to
                                                                      1996              1995         September 30, 1996
                                                                    ----------------------------    -------------------
Net cash used by operating activities                               $(1,205,283)    $(  543,663)        $(16,884,538)
                                                                    -----------     -----------         ------------
Cash flows from investing activities:
  Capital expenditures                                                  (23,615)                            (412,068)
  Investment in patents                                                 (22,923)        (39,082)            (428,497)
  Other investing activities                                                             (2,167)             243,816
                                                                    -----------     -----------         ------------
    Net cash used by investing activities                               (46,538)        (41,249)            (596,749)
                                                                    -----------     -----------         ------------
Cash flows from financing activities:
  Proceeds from notes payable to banks                                                                     2,333,880
  Proceeds from notes payable to stockholders                            34,750          26,800            1,225,921
  Proceeds from notes payable to others                                 835,576       1,536,998            3,196,625
  Principal payments on notes payable to banks                           (5,000)        (33,880)          (2,070,000)
  Principal payments on notes payable to stockholders                  (123,522)        (16,071)            (660,254)
  Principal payments on notes payable to others                      (1,135,002)       (528,541)          (2,355,349)
  Principal payments on long-term debt                                   (2,777)        (14,566)             (79,117)
  Principal payments on capital lease obligation                        (42,055)       (108,500)            (572,944)
  Proceeds from patent assignment and leaseback                                                              500,000
  Proceeds from equipment assignment and leaseback                                                           305,000
  Proceeds from sale of subordinated
   convertible debentures                                                                                    640,000

  Net proceeds from sale of preferred stock                           1,251,319                            4,297,465

  Net proceeds from sale of common stock and warrants
   in connection with initial public offering, secondary
   offering and private placements                                      268,535             500            8,608,501

  Proceeds from exercise of stock purchase warrants and
   stock options                                                        286,563          60,000            3,126,543
  Treasury stock acquired                                                                                   (500,000)
  Other financing activities                                                                                (389,241)
                                                                    -----------     -----------         ------------
    Net cash provided by financing activities                         1,368,387         922,740           17,607,030
                                                                    -----------     -----------         ------------
  Net increase in cash and cash equivalents                             116,566         337,828              125,743
  Cash and cash equivalents at beginning
   of period                                                              9,177          21,246
                                                                    -----------     -----------         ------------
  Cash and cash equivalents at end of period                        $   125,743     $   359,074         $    125,743
                                                                    ===========     ===========         ============


The accompanying notes are an integral part of the consolidated condensed financial statements

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments that are necessary for a fair statement of the results of the periods presented, and all such adjustments are of a normal recurring nature.

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


2.       CAPITAL STOCK

         During 1996 management, in order to resolve outstanding financial obligations, negotiated debt to equity conversions of approximately $1.2 million with various stockholders, vendors and a bank which was paid with the issuance of approximately 832,000 shares of common stock. In conjunction with this the Company filed a Form S-3 Registration Statement ("S-3") which became effective August 23, 1996.

         On July 17, 1996, the Board of Directors approved the issuance of options to purchase 10,000 shares of common stock at $.50 per share in connection with an employment agreement. The Board also authorized issuance of options to purchase 10,000 shares at $.50 per share to an employee. In connection with his hiring as Vice President Sales and Marketing, Arthur Przybyl was granted options to purchase 100,000 shares of common stock at $1.00 per share.

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

         In February 1996, the Company and Zanett Capital, Inc. ("Zanett"), a financial consulting firm, signed an agreement whereby Zanett agreed to help the Company raise capital pursuant to an offering of the Company's equity
securities.   Claudio M. Guazzoni, a member of the Company's Board of
Directors, is Zanett's President and Chief Executive Officer. Pursuant to Regulation S of the Securities Act, in July 1996 the Company sold 1,250,001 shares of Common Stock, at a purchase price of $.24 per share, and 1,390 shares of its Series A Convertible Preferred Stock, par value $.001 per share ("Series A Preferred"), at a purchase price of $1,000 per share, to a group of foreign investors (the "Investors"). The Investors consisted of Heriot Holdings, Ltd, Harlow Enterprises, Inc., Parkland Limited, Zanett Lombardier, Ltd., Queensborough Investments, All Fruit Limited, Emral Investments and Bruno Guazzoni. Zanett Lombardier, Ltd. is an affiliate of Zanett and Bruno Guazzoni
is a relative of Claudio Guazzoni.   The Series A Preferred, which bears no
dividends and confers no voting rights, is senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series A Preferred) and is convertible at any time after October 30, 1996 at the option of the holders into such number of Common Shares (the "Series A Conversion Shares") as is equal to $1,000 divided by the lesser of
(i) $.24 and (ii) 80% of the average of closing bid price of the Common Stock for the five consecutive days ending two days prior to the day the election to convert is made (the "Conversion Price"). The number of Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. In July 1999, any outstanding shares of the Series A Preferred will be automatically converted based on the Conversion Price then in effect. In addition, registration rights were granted to the Investors for the Common Stock purchased, as well as for the Common Stock issuable upon conversion of the Series A Preferred. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                            STATEMENTS - Continued
                                 (Unaudited)

3.  SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                    Inception,
                                                      Nine Months Ended         September 4, 1984
                                                         September 30,                  to
                                                     1996            1995        September 30, 1996
                                                  --------------------------     ------------------
Interest Paid                                     $ 342,578        $ 147,797        $ 1,096,876
Noncash investing and financing activities:
 Equipment acquired through
  capital lease obligations                           2,031                             268,570
 Equipment and leasehold improvements
  acquired through notes payable                                                         35,775
 Conversion of accrued interest
  payable to principal on note
  payable to stockholders                                             26,800            105,170
 Conversion of Series A and Series B
  Preferred Stock to
  common stock                                                                              444
 Conversion of debentures
  to common stock                                                                       640,000
 Deferred offering costs incurred
  in prior year charged against
  offering proceeds                                                                      41,000
 Issuance of common stock in connection
  with purchase of assets of VMS, Inc.                                                  124,999
 Issuance of common stock in connection
  with purchase of assets of Superstat, Inc.                                             81,819
 Conversion of notes payable to common stock        407,360                             457,360
 Common stock and warrants issued in lieu of
  interest expense                                   57,744                           1,383,169
 Patent assignment and leaseback                                                        500,000
 Issuance of common stock in connection with
  Therex settlement                                                                          77
 Transfer of note receivable from officer                                                25,000
 Writeup of property and equipment on Cathlab
  due to sale and leaseback agreement                                                   221,616
 Issuance of common stock and warrants
  for services                                    1,544,921           54,833          2,184,848

4. INVENTORIES

         Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

         Inventories consisted of the following:

                                                                 September 30       December 31
                                                                     1996              1995
                                                                 ------------      ------------
         Raw materials                                            $  187,256          $ 146,901
         Work in process                                             184,686            166,893
         Finished goods                                              116,067             56,336
                                                                   ---------         ----------
                                                                   $ 488,009         $  370,130
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

         The above payments are based on outstanding principal of approximately $514,000 and total accrued interest of approximately $148,000. Accumulated late fees and additional accumulated miscellaneous expenses totaling $115,728 was converted into 115,000 shares of the Company's common stock. The price reflects a discount from the closing bid price of $1.125 per share on May 28, 1996.

         In June 1996, the Company executed an installment note payable to a vendor in the amount of $157,263, payable in monthly installments of $3,858 including interest, beginning September 1, 1996 and maturing August 1, 2000. The note bears interest at 8.25% per year and is uncollateralized.

         In July 1995, United States Surgical Corporation ("USSC") elected not to exercise its option to acquire certain assets. As a result, the Company retained $1.0 million of the initial payment as a forfeited option fee. The other $1.0 million is payable to USSC plus interest at 10% per year. The note, originally due January 20, 1996 which is collateralized by the Company's stent technology, was extended to September 15, 1996.

         In September 1996, the balance of the USSC note was paid from the proceeds received in connection with the issuance of promissory notes (the "Notes") in the amount of $835,576 to a group of foreign parties consisting of Hariot Holdings, Bruno Guazzoni and Zanett Lombardier, Ltd. (collectively, the "Lenders"). The Notes, bearing interest at 10% per annum and secured by the Company's OmniStent(TM), Evert-O-Cath(TM) and Cardiac Assist technologies, matured October 17, 1996, payable in U.S. dollars. The Notes were paid in full in November 1996. See "Subsequent Event." In addition to the Notes, the Lenders received warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock (the "Bridge Warrants") and certain registration rights in connection with such stock. The Bridge Warrants, issued pursuant to Regulation S of the Securities Act, have a term of five years from the date of issuance and an exercise price equal to the lowest market price for the Common Stock during the period beginning on the day prior to the date of issuance and ending on the earlier of (i) 180 days thereafter and (ii) the day prior to the date of exercise. The exercise price of the Bridge Warrants and the number of shares of Common Stock underlying the Bridge Warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. In addition, the Lenders were given registration rights with respect to the shares of Common Stock issuable upon exercise of the Bridge Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter.

6.  SUBSEQUENT EVENT

         Pursuant to Regulation S of the Securities Act, in November 1996 the Company issued units consisting of (i) 1,500 shares of its 1996 Series B Preferred Convertible Stock, par value $.001 per share (the "Series B Preferred"), and (ii) an equal number of warrants to purchase Common Stock (the "Warrants") to a group of foreign investors (the "Series B Investors") for a total purchase price of $1,500,000, or $1,000 per unit. The Series B Investors consisted of Otato Limited Partnership, Showman Investment Limited, Wood Gundy London Limited and Ailouros Ltd, none of which are affiliates of the Company or "U.S. persons" (as such term is defined in Regulation S of the Securities Act). The proceeds of the sale were used to pay off the Notes in the amount of $835,576, with the balance to be used to fund clinical trials and for general working capital. The Series B Preferred, which bears no dividends and confers no voting rights, is pari passu to the Series A Preferred and senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series B Preferred) and is convertible at any time at the option of the holders into a number of shares of Common Stock (the "Series B Conversion Shares") based on the lesser of (i) the average of the market price for the Common Stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance and (ii) between 70% and 86% (depending on the length of time since the closing date of the Series B issuance) of the average of the market price for the five consecutive days prior to the day the election to convert is made (the "Series B Conversion Price"). The number of Series B Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. In November 1998, any outstanding shares of the Series B Preferred will be automatically converted based on the Series B Conversion Price then in effect. Each Warrant entitles the holder to the number of shares of Common Stock equal to the quotient of $1,000 divided by the market price of the Common Stock on the closing date of the Series B issuance. The exercise price of the Warrants is equal to the average of the market price for the Common Stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance. The Warrants terminate five years after issuance and the exercise price of the Warrants and the number of shares of Common Stock underlying the Warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. In addition to the Series B Preferred and the Warrants, the Series B Investors were given registration rights with respect to the shares of Common Stock issuable upon conversion of the Series B Preferred and exercise of the Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter. The Company's rights to its OmniStent(TM), Evert-O-Cath(TM) and Cardiac Assist technologies were assigned to the Series B Preferred purchasers as collateral until such time as the Company's authorized Common Stock is increased to thirty-five million shares and a sufficient number of shares of Common Stock is reserved to provide for the full conversion and exercise of the holders' Series B Preferred and Warrants, respectively. An amendment to the Company's Certificate of Incorporation, which would increase the number of shares of authorized Common Stock to fifty million, is on the ballot for the Company's annual stockholders meeting scheduled for November 22, 1996. Zanett served as the placement agent for the purchase and sale of the Series B Preferred.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through September 30, 1996, the Company had an accumulated deficit of $23,626,294.

         During the quarter ended September 30, 1996, the Company's sales increased 52.4% to $187,761 compared with sales of $123,180 for the same period in 1995. Sales for the nine months increased by .7% to $417,197 compared with sales of $414,413 for the same period in 1995. The primary reason for the quarter increase is attributed to the increased activity by the Cathlab international distributors. International export sales of Cathlab's products increased to $104,563 or 31.8% this quarter from $79,289 in the third quarter 1995. Domestic sales increased 90% from $41,474 to $78,816 over the same period.

         Cost of sales represented 70.9% and 88.2% of sales for the nine months ended September 30, 1996 and 1995, respectively. Obsolete inventory of approximately $37,000 was written off during the nine months ended September 30, 1995.

         Selling, general and administrative expenses decreased 26.7% to $1,283,258 during the first nine months of 1996, compared to $1,750,268 for the same period in 1995. The overall decrease is due to several factors. The Company subleased 3,000 square feet of the Cathlab facility to an unrelated party in January 1996 and downsized the corporate headquarters and research and development facility, resulting in savings of approximately $52,000 for the nine months ended September 30, 1996. The most significant difference was the legal expense and other transaction costs incurred in the second quarter of 1995 related to the USSC transaction.

         The third quarter 1996 increase of 15.2% over the same period in 1995 of selling, general and administrative expenses is attributable to increases in marketing and investor relations activity.

         Research and development expenses totaled $492,478 during the first nine months, an increase of 12.9% from the 1995 first nine months total of $435,994. The increase in research and development expenditures is primarily attributed to the Company's efforts to initiate U.S. clinical trials for the OmniCath(R).

         The Company's interest expense totaled $85,634 for the third quarter of 1996, compared to $80,810 for the third quarter of 1995.

         The Company's continued emphasis on cost containment and a focus on its core technologies resulted in the loss from operations improving from $2,137,218 in 1995 to $1,654,260 in 1996, representing a 22.6% improvement.
In addition, net cash used by operating activities in the nine months ended September 30, 1996 increased 121.7% or $661,620 compared to the same period in 1995 due to the forfeited option fee of $1 million and the sale of the European Patent for $500,000 in 1995.

         For the period from inception to September 30, 1996, the Company's other income of $2,089,123 consisted primarily of $400,000 received from Guerbet in 1991 in connection with the development of certain of the Company's products, proceeds of $49,900 received from the initial phase of a grant obtained from the National Institute of Health during 1992 in connection with the development of certain of the Company's heart pumps, $105,417 in settlement of accounts payable to certain vendors, $110,000 amortization of the license fee received from Wright Medical Technologies, Inc. and $1.0 million from USSC as a forfeited option fee. An additional $494,676 was realized on August 11, 1995 when the Company sold the European patent for the OmniCath(R) atherectomy catheter for a purchase price of $500,000 cash to Guerbet S.A. of France.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have been exceeding its resources due to its expenditures related to research and development, size of its general and administrative staff, expenditures related to obtaining regulatory approvals, obtaining and maintaining manufacturing and distribution arrangements and the expenses of product introductions.

         During 1995 the Company was unable to meet certain of its obligations as they came due. Certain executive officers have deferred payment of salaries amounting to $290,433. In addition, the Company is in arrears to certain vendors and suppliers. Accounts payable and accrued liabilities, including deferred officer salaries, amounted to $952,461 at September 30, 1996. Management has resolved a large percentage of these outstanding obligations by effecting debt to equity conversion, which became effective August 1996. (See Footnote 2 - Capital Stock). The Company had a working capital deficiency as of September 30, 1996 of $1,171,977, an improvement of approximately $2.7 million over December 31, 1995.

         At September 30, 1996, the Company had cash and cash equivalents in the amount of $125,743 compared with cash and cash equivalents of $9,177 at December 31, 1995. Funds of approximately $1.7 million were received in conjunction with a private placement during the first six months of 1996. Options and warrants exercised during the second and third quarters provided the Company with an additional $286,563.

         In addition to the distributor agreements signed in 1995, agreements were signed in June 1996 with a distributor in Mexico on an exclusive arrangement and a non-exclusive agreement was finalized for the West Indies. The Company has expanded its international business through non-exclusive agreements in the following countries: Argentina, Greece, Brazil, Germany, Kuwait, Norway, Taiwan, Belize and China. Discussions are proceeding regarding distributor agreements with companies in other international and U.S. markets. There can be no assurances of the execution of any agreements resulting from these discussions.

         The Company is also pursuing private label opportunities for its Cathlab products to supply third-party companies with existing FDA approved product lines. Additional opportunities are in the discussion stages to provide OEM manufacturing capabilities to companies for products the Company does not currently manufacture. No agreements have been signed or executed subsequent to September 30, 1996 and there can be no assurances of the execution of any agreements.

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

         The Company requires additional funds to enable it to complete development of its core technologies and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral use, to enter into marketing and distribution arrangements for the Evert-O-Cath(TM), to commence and continue the development of the OmniStent(TM) and other products as well as enhancements to the OmniCath(R) and the Evert-O-Cath(TM), and to expand its manufacturing and distribution abilities with respect to Cathlab products. If the Company experiences delays in the introduction, manufacturing or sale of the OmniCath(R), or if the OmniCath(R) does not achieve market acceptance for any reason, substantial additional financing may be required by the Company to continue its operations, and to improve, complete the development of, obtain regulatory approvals for, and manufacture or market products. The Company receives some revenues and expects to continue to receive revenues from the sale of Cathlab's products. The Company anticipates that Cathlab's revenues should increase during 1996; however, this increase will not be sufficient to satisfy the Company's funding needs. Pursuant to Regulation S of the Securities Act, in November 1996 the Company issued units consisting of (i) 1,500 shares of its 1996 Series B Preferred Convertible Stock, par value $.001 per share (the "Series B Preferred"), and (ii) an equal number of warrants to purchase Common Stock (the "Warrants") to a group of foreign investors (the "Series B Investors") for a total purchase price of $1,500,000, or $1,000 per unit. The Series B Investors consisted of Otato Limited Partnership, Showman Investment Limited, Wood Gundy London Limited and Ailouros Ltd., none of which are affiliates of the Company or "U.S. persons" (as such term is defined in Regulation S of the Securities Act). The proceeds of the sale were used to pay off the Notes in the amount of $835,576, with the balance to be used to fund clinical trials and for general working capital. The Series
B Preferred, which bears no dividends and confers no voting rights, is pari passu to the Series A Preferred and senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series B Preferred) and is convertible at any time at the option of the holders, subject to certain volume restrictions imposed by the terms of the Series B Certificate of Designations, into a number of shares of Common Stock (the "Series B Conversion Shares") based on the lesser of (i) the average of the market price for the Common Stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance and (ii) between 70% and 86% (depending on the length of time since the closing date of the Series B issuance) of the average of the market price for the five consecutive days prior to the day the election to convert is made (the "Series B Conversion Price"). The number of Series B Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. In November 1998, any outstanding shares of the Series B Preferred will be automatically converted based on the Series B Conversion
Price then in effect. Each Warrant entitles the holder to the number of shares of Common Stock equal to the quotient of $1,000 divided by the market price of the Common Stock on the closing date of the Series B issuance. The exercise price of the Warrants is equal to the average of the market price for the Common Stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance. Each Warrant may be exercised at any time by the holder thereof, subject to certain volume restrictions imposed by the terms of the Warrant. The Warrants terminate five years after issuance and the exercise price of the Warrants and the number of shares of Common Stock underlying the Warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. In addition to the Series B Preferred and the Warrants, the Series B Investors were given registration rights with respect to the shares of Common Stock issuable upon conversion of the Series B Preferred and exercise of the Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter. The Company's rights to its OmniStent(TM), Evert-O-Cath(TM) and Cardiac Assist technologies were assigned to the Series B Preferred purchasers as collateral until such time as the Company's authorized Common Stock is increased to thirty-five million shares and a sufficient number of shares of Common Stock is reserved to provide for the full conversion and exercise of the holders'
Series B Preferred and Warrants, respectively. An amendment to the Company's Certificate of Incorporation, which would increase the number of shares of authorized Common Stock to fifty million, is on the ballot for the Company's annual stockholders meeting scheduled for November 22, 1996. Zanett served as the placement agent for the purchase and sale of the Series B Preferred. The Company has an ongoing need to raise additional funds to enable it to maintain its operations and advance the research and development of its core technologies.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Reference is made to the Company's report on Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended March 31, 1996 for a description of other legal proceedings to which the Company became a party during the nine (9) months ended September 30, 1996, which information is incorporated by reference herein.


ITEM 5.  OTHER INFORMATION

         The Company, in cooperation with its Principal Clinical Investigator, Dr. Samuel S. Ahn, filed and received approval for an IRB (Institutional Review Board) at UCLA to conduct a multi-center prospective randomized study comparing atherectomy using the OmniCath(R) device vs. balloon angioplasty to treat Peripheral Arterial Occlusion Disease. The clinical studies began during the third quarter 1996. Upon conclusion of these clinical investigations, the Company will submit for approval a 510(k) Notification to the FDA for peripheral use of its OmniCath(R) atherectomy catheter.

         In addition, the Company is preparing to submit in the fourth quarter 1996 an IRB at UCLA and a U.S. Investigational Device Exemption (IDE) application so that clinical trials can begin in the U.S. for use of its OmniCath(R) atherectomy catheter as an adjunct to balloon angioplasty in the treatment of partial stenosis of arteriovenous grafts. The Company is proceeding to develop a randomized clinical investigation utilizing UCLA Medical Center as its Central Monitoring Center. The Company will file an additional 510(k) Notification for this indication as soon as the clinical investigations are concluded.

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

               3.1 Certificate of Designations, Preferences and Rights of 1996 Series A Convertible Preferred Stock

               3.2 Certificate of Designations, Preferences and Rights of 1996 Series B Convertible Preferred Stock

              11.1   Computation of Income (Loss) Per Common Share

              27     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN BIOMED, INC.



Date:  November 14, 1996            /s/ STEVEN B. RASH
                                    ---------------------------------------
                                    Steven B. Rash
                                    President and Chief Executive Officer





Date:  November 14, 1996            /s/ COLENE F. BLANKINSHIP
                                    ---------------------------------------
                                    Colene F. Blankinship, CPA
                                    Controller
                                    Chief Accounting Officer

                              INDEX TO EXHIBITS


        The following documents are filed as part of this Report:


      Exhibit
      -------
        3.1 Certificate of Designations, Preferences and Rights of 1996 Series A Convertible Preferred Stock

        3.2 Certificate of Designations, Preferences and Rights of 1996 Series B Convertible Preferred Stock

       11.1   Computation of Income (Loss) Per Common Share

         27   Financial Data Schedule