Form 10-Q/A
period 1996-09-30
AMERICAN BIOMED INC
filed 1996-12-06
CIK 867572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                    AMENDED
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
1934

For the quarterly period ended  September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                       to
                               ----------------------  ------------------------
Commission File Number: 0-19606
                        -------------------------------------------------------

                             AMERICAN BIOMED, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                                                  76-0136574
---------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)

10077 Grogans Mill Road, Suite 100, The Woodlands, Texas                                            77380
---------------------------------------------------------------------------------------------------------
(address of principal executive offices)                                                       (Zip Code)

                                         (713) 367-3895
---------------------------------------------------------------------------------------------------------
                       (Registrant's telephone number, including area code)

                                              N.A.
---------------------------------------------------------------------------------------------------------
           (Former name, former address and former fiscal year if changed since last report)

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                    Page
  Item 1 -          Financial Statements

                    Consolidated Condensed Balance Sheets                                             3

                    Consolidated Condensed Statements of Operations                                   4

                    Consolidated Condensed Statements of Cash Flows                                   5

                    Notes to Consolidated Condensed Financial Statements                              6

  Item 2 -          Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                                                        11

PART II - OTHER INFORMATION

  Item 1            Legal Proceedings                                                                14

  Item 5            Other Information                                                                14

  Item 6            Exhibits and Reports on Form 8-K                                                 15

SIGNATURES                                                                                           16

INDEX TO EXHIBITS                                                                                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (Unaudited)

                                                                           September 30,       December 31,
                                                                               1996                1995
                                                                           -------------        ---------
           ASSETS
Current assets:
  Cash and cash equivalents                                                  $  125,743        $    9,177
  Accounts receivable:
   Trade, net of allowance for doubtful accounts
   of $45,000 and $45,480 in 1996 and 1995, respectively                        190,697           158,713
   Other                                                                         28,404            32,064
  Inventories                                                                   488,009           370,130
  Other current assets                                                          421,588            60,667
                                                                             ----------        -----------
           Total current assets                                               1,254,441           630,751
                                                                              ---------        -----------

Property and equipment                                                          118,932           200,736
Patents, net of accumulated amortization of $866,534
 and $799,043 in 1996 and 1995, respectively                                    160,244           204,812
Goodwill, net of accumulated amortization of $566,602
 and $451,308 in 1996 and 1995, respectively                                    705,096           779,528
Other assets                                                                     76,263            67,451
                                                                            -----------        ----------
           Total assets                                                      $2,314,976        $1,883,278
                                                                             ==========        ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, banks                                                                         $  235,000
  Notes payable to stockholders and others                                 $  1,265,764         1,831,322
  Current maturities of capital lease obligations                               170,347           512,712
  Current maturities, long term debt                                             34,846              -
  Accounts payable                                                              401,427         1,283,020
  Accrued liabilities                                                           551,034           595,984
  Other current liabilities                                                       3,000             -
                                                                         --------------        ----------
        Total current liabilities                                             2,426,418         4,458,038
                                                                           ------------        ----------

Long-term debt, net of current maturities                                       119,641             -
Capital lease obligations, net of current maturities                            455,720             7,095
Deferred revenue                                                                175,000           220,000

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                                                        Inception,
                                             Three Months Ended            Nine Months Ended        September 4, 1984,
                                                September 30,                September 30,                  to
                                            1996            1995         1996             1995       September 30, 1996
                                        ---------------------------- ----------------------------    ------------------
Sales, net                                $   187,761    $  123,180  $   417,197     $   414,413         $  3,152,311


Operating costs and expenses:
  Cost of sales                               (89,248)     (103,569)    (295,721)       (365,369)          (3,107,789)
  Selling, general and administrative
   expenses                                  (522,370)     (453,205)  (1,283,258)     (1,750,268)         (15,021,598)
  Research and development expenses          (139,792)     (122,652)    (492,478)       (435,994)          (7,101,679)
  Distributor settlement                                                                                   (1,080,915)
                                          -----------    ----------  ------------    ------------        ------------

     Loss from operations                    (563,649)     (556,246)  (1,654,260)     (2,137,218)         (23,159,670)
                                          -----------    ----------  -----------     -----------         ------------

Other income (expense):
  Interest income                               2,921         2,233        3,613           5,807              109,094
  Interest expense                            (85,634)      (80,810)    (283,318)       (192,106)          (2,664,841)
  Other income                                 (2,630)    1,515,560       57,577       1,530,366            2,089,123
                                          -----------    ----------- ------------    -----------         ------------

    Other income (expense) net                (85,343)     1,436,983    (222,128)      1,344,067             (466,624)
                                          -----------    ----------- -----------     -----------         ------------

    Net income (loss)                     $  (648,992)   $  880,737  $(1,876,388)    $  (793,151)        $(23,626,294)
                                          ===========    ==========  ===========     ===========         ============

    Net income (loss) per common share    $      (.05)   $      .08  $      (.18)    $      (.09)
                                          ===========    ==========  ===========     ===========
Weighted average number of shares
    outstanding                            12,299,078    11,331,100   10,688,212       9,252,363
                                          ===========    ==========  ===========     ===========





The accompanying notes are an integral part of the consolidated condensed financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                    Inception,
                                                                Nine Months Ended               September 4, 1984,
                                                                   September 30,                       to
                                                             1996                 1995          September 30, 1996
                                                          -----------        --------------     ------------------
                                                          C>
Net cash used by operating activities                     $(1,205,283)        $(  543,663)         $(16,884,538)
                                                          -----------         -----------          ------------

Cash flows from investing activities:
   Capital expenditures                                       (23,615)                                 (412,068)
   Investment in patents                                      (22,923)            (39,082)             (428,497)
   Other investing activities                                                      (2,167)              243,816
                                                          -----------         -----------          ------------

    Net cash used by investing activities                     (46,538)            (41,249)             (596,749)
                                                          -----------         -----------          ------------
Cash flows from financing activities:
   Proceeds from notes payable to banks                                                               2,333,880
   Proceeds from notes payable to stockholders                 34,750              26,800             1,225,921
   Proceeds from notes payable to others                      835,576           1,536,998             3,196,625
   Principal payments on notes payable to banks                (5,000)            (33,880)           (2,070,000)
   Principal payments on notes payable to stockholders       (123,522)            (16,071)             (660,254)
   Principal payments on notes payable to others           (1,135,002)           (528,541)           (2,355,349)
   Principal payments on long-term debt                        (2,777)            (14,566)              (79,117)
   Principal payments on capital lease obligation             (42,055)           (108,500)             (572,944)
   Proceeds from patent assignment and leaseback                                                        500,000
   Proceeds from equipment assignment and leaseback                                                     305,000
   Proceeds from sale of subordinated
    convertible debentures                                                                              640,000
   Net proceeds from sale of preferred stock                1,251,319                                 4,297,465
   Net proceeds from sale of common stock and warrants
    in connection with initial public offering, secondary
    offering and private placements                           268,535                 500             8,608,501
   Proceeds from exercise of stock purchase warrants and
    stock options                                             286,563              60,000             3,126,543
   Treasury stock acquired                                                                             (500,000)
   Other financing activities                                                                          (389,241)
                                                          -----------         -----------           -----------
    Net cash provided by financing activities               1,368,387             922,740            17,607,030
                                                          -----------         -----------           -----------
    Net increase in cash and cash equivalents                 116,566             337,828               125,743
    Cash and cash equivalents at beginning
    of period                                                   9,177              21,246
                                                          -----------         -----------           -----------
    Cash and cash equivalents at end of period            $   125,743         $   359,074           $   125,743
                                                          ===========         ===========           ===========


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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


   In February 1996, the Company and Zanett Capital, Inc. ("Zanett"), a financial consulting firm, signed an agreement whereby Zanett agreed to help the Company raise capital pursuant to an offering of the Company's equity securities. Claudio M. Guazzoni, a member to the Company's Board of Directors, is Zanett's President and Chief Executive Officer. Pursuant to Regulation S of the Securities Act, in July 1996 the Company sold 1,250,001 shares of Common Stock, at a purchase price of $.24 per share, and 1,390 shares of its Series A Convertible Preferred Stock, par value $.001 per share ("Series A Preferred"), at a purchase price of $1,000 per share, to a group of foreign investors (the "Investors"). The Investors consisted of Heriot Holdings, Ltd, Harlow Enterprises, Inc., Parkland Limited, Zanett Lombardier, Ltd., Queensborough Investments, All Fruit Limited, Emral Investments and Bruno Guazzoni. Zanett Lombardier, Ltd. is not an affiliate of Zanett and Bruno Guazzoni is a relative of Claudio Guazzoni, but is not a member of his immediate family. The Series A Preferred, which bears no dividends and confers no voting rights, is senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series A Preferred) and is convertible at any time after October 30, 1996 at the option of the holders into such number of Common Shares (the "Series A Conversion Shares") as is equal to $1,000 divided by the lesser of (i) $.24 and (ii) 80% of the average of closing bid price of the Common Stock for the five consecutive days ending two days prior to the day the election to convert is made (the "Conversion Price"). The number of Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. In July 1999, any outstanding shares of the Series A Preferred will be automatically converted based on the Conversion Price then in effect. In addition, registration rights were granted to the Investors for the Common Stock purchased, as well as for the Common Stock issuable upon conversion of the Series A Preferred. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

3.  SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                     Inception,
                                                       Nine Months Ended          September 4, 1984
                                                         September 30,                    to
                                                     1996             1995        September 30, 1996
                                                  ---------         --------      ------------------
Interest Paid                                     $ 342,578        $ 147,797        $ 1,096,876
Noncash investing and financing activities:
 Equipment acquired through
  capital lease obligations                           2,031                             268,570
 Equipment and leasehold improvements
  acquired through notes payable                                                         35,775
 Conversion of accrued interest
  payable to principal on note
  payable to stockholders                                             26,800            105,170
 Conversion of Series A and Series B
  Preferred Stock to
  common stock                                                                              444
 Conversion of debentures
  to common stock                                                                       640,000
 Deferred offering costs incurred
  in prior year charged against
  offering proceeds                                                                      41,000
 Issuance of common stock in connection
  with purchase of assets of VMS, Inc.                                                  124,999
 Issuance of common stock in connection
  with purchase of assets of Superstat, Inc.                                             81,819
 Conversion of notes payable to common stock        407,360                             457,360
 Common stock and warrants issued in lieu of
  interest expense                                   57,744                           1,383,169
 Patent assignment and leaseback                                                        500,000
 Issuance of common stock in connection with
  Therex settlement                                                                          77
 Transfer of note receivable from officer                                                25,000
 Writeup of property and equipment on Cathlab
  due to sale and leaseback agreement                                                   221,616
 Issuance of common stock and warrants
  for services                                    1,544,921           54,833          2,184,848

4. INVENTORIES

           Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first- out (FIFO) method.

           Inventories consisted of the following:

                                                 September 30       December 31
                                                     1996              1995
                                                 ------------      ------------
         Raw materials                             $ 187,256          $ 146,901
         Work in process                             184,686            166,893
         Finished goods                              116,067             56,336
                                                   ---------          ---------
                                                   $ 488,009          $ 370,130
                                                   =========          =========

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

         In September 1996, the balance of the USSC note was paid from the proceeds received in connection with the issuance of promissory notes (the "Notes") in the amount of $835,576 to a group of foreign parties consisting of Hariot Holdings, Bruno Guazzoni and Zanett Lombardier, Ltd. (collectively, the "Lenders"). The Notes, bearing interest at 10% per annum and secured by the Company's OmniStentTM, Evert-O-CathTM and Cardiac Assist technologies, matured October 17, 1996, payable in U.S. Dollars. The Notes were paid in full in November 1996. See "Subsequent Event." In addition to the Notes, the Lenders received warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock (the "Bridge Warrants") and certain registration rights in connection with such stock. The Bridge Warrants, issued pursuant to Regulation S of the Securities Act, have a term of five years from the date of issuance and an exercise price equal to the lowest market price for the Comon Stock during the period beginning on the day prior to the date of issuance and ending on the earlier of (i) 180 days thereafter and

(ii) the day prior to the date of exercise. The exercise price of the Bridge Warrants and the number of shares of Common Stock underlying the Bridge Warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. In addition, the Lenders were given registration rights with respect to the shares of Common Stock issuable upon exercise of the Bridge Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter.

6.  SUBSEQUENT EVENT

         Pursuant to Regulation S of the Securities Act, in November 1996 the Company issued units consisting of (i) 1,500 shares of its 1996 Series B Preferred Convertible Stock, par value $.001 per share (the "Series B Preferred"), and (ii) an equal number of warrants to purchase Common Stock (the "Warrants") to a group of foreign investors (the "Series B Investors") for a total purchase price of $1,500,000, or $1,000 per unit. The Series B
Investors consisted of Otato Limited Partnership, Shoham Investment Limited, Wood Gundy London Limited and Ailouros Ltd, none of which are affiliates of the Company or "U.S. persons" (as such term is defined in Regulation S of the Securities Act). The proceeds of the sale were used to pay off the Notes in the amount of $835,576, with the balance to be used to fund clinical trials and for general working capital. The Series B Preferred, which bears no dividends and confers no voting rights, is pari passu to the Series A Preferred and senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series B Preferred) and is convertible at any time at the option of the holders into a number of shares of Common Stock (the "Series B Conversion Shares") based on the lesser of (i) the average of the market price for the Common Stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance and
(ii) between 70% and 86% (depending on the length of time since the closing date of the Series B issuance) of the average of the market price for the five consecutive days prior to the day the election to convert is made (the "Series B Conversion Price"). The number of Series B Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. In November 1998, any outstanding shares of the Series B Preferred will be automatically converted based on the Series B Conversion Price then in effect. Each Warrant entitles the holder to the number of shares of Common Stock equal to the quotient of $1,000 divided by the market price of the Common Stock on the closing date of the Series B issuance. The exercise price of the Warrants is equal to the average of the market price for the Common Stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance. The Warrants terminate five years after issuance and the exercise price of the Warrants and the number of shares of Common Stock underlying the Warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. In addition to the Series B Preferred and the Warrants, the Series B Investors were given registration rights with respect to the shares of Common Stock issuable upon conversion of the Series B Preferred and exercise of the Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter. The Company's rights to its OmniStentTM, Evert-O-CathTM and Cardiac Assist technologies were assigned to the Series B Preferred purchasers as collateral until such time as the Company's authorized Common Stock is increased to thirty-five million shares and a sufficient number of shares of Common Stock is reserved to provide for the full conversion and exercise of the holders' Series B Preferred and Warrants, respectively. An amendment to the Company's Certificate of Incorporation, which would increase the number of shares of authorized Common Stock to fifty million, is on the ballot for the Company's annual stockholders meeting scheduled for November 22, 1996. Zanett served as the placement agent for the purchase and sale of the Series B Preferred.

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

         The Company requires additional funds to enable it to complete development of its core technologies and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral use, to enter into marketing and distribution arrangements for the Evert-O-CathTM, to commence and continue the development of the OmniStentTM and other products as well as enhancements to the OmniCath(R) and the Evert-O-Cath(TM), and to expand its manufacturing and distribution abilities with respect to Cathlab products. If the Company experiences delays in the introduction, manufacturing or sale of the OmniCath(R), or if the OmniCath(R) does not achieve market acceptance for any reason, substantial additional financing may be required by the Company to continue its operations, and to improve, complete the development of, obtain regulatory approvals for, and manufacture or market products. The Company receives some revenues and expects to continue to receive revenues from the sale of Cathlab's products.
The Company anticipates that Cathlab's revenues should increase during 1996; however, this increase will not be sufficient to satisfy the Company's funding needs. Pursuant to Regulation S of the Securities Act, in November 1996 the Company issued units consisting of (i) 1,500 shares of its 1996 Series B Preferred Convertible Stock, par value $.001 per share (the "Series B Preferred"), and (ii) an equal number of warrants to purchase Common Stock (the "Warrants") to a group of foreign investors (the "Series B Investors") for a total purchase price of $1,500,000, or $1,000 per unit. The Series B Investors consisted of Otato Limited Partnership, Showman Investment Limited, Wood Gundy London Limited and Ailouros Ltd, none of which are affiliates of the Company or "U.S. persons" (as such term is defined in Regulation S of the Securities Act). The proceeds of the sale were used to pay off the Notes in the amount of $835,576, with the balance to be used to fund clinical trials and for general working capital. The Series B Preferred, which bears no dividends and confers no voting rights, is pari passu to the Series A Preferred and senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series B Preferred) and is convertible at any time at the option of the holders, subject to certain volume restrictons imposed by the terms of the Series B Certificate of Designations, into a number of shares of Common Stock (the "Series B Conversion Shares") based on the lesser of (i) the average of the market price for the Common Stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance and (ii) between 70% and 86% (depending on the length of time since the closing date of the Series B issuance) of the average of the market price for the five consecutive days prior to the day the election to convert is made (the "Series B Conversion Price"). The number of Series B Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. In November 1998, any outstanding shares of the Series B Preferred will be automatically converted based on the Series B Conversion Price then in effect. Each Warrant entitles the holder to the number of shares of Common Stock equal to the quotient of $1,000 divided by the market price of the Common Stock on the closing date of the Series B issuance. The exercise price of the Warrants is equal to the average of the market price for the Common Stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance. Each Warrant may be exercised at any time by the holder thereof, subject to certain volume restrictions imposed by the terms of the Warrant. The Warrants terminate five years after issuance and the exercise price of the Warrants and the number of shares of Common Stock underlying the Warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. In addition to the Series B Preferred and the Warrants, the Series B Investors were given registration rights with respect to the shares of Common Stock issuable upon conversion of the Series B Preferred and exercise of the Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter. The Company's rights to its OmniStent(TM), Evert- O-Cath(TM) and Cardiac Assist technologies were assigned to the Series B Preferred purchasers as collateral until such time as the Company's authorized Common Stock is increased to thirty-five million shares and a sufficient number of shares of Common Stock is reserved to provide for the full conversion and exercise of the holders' Series B Preferred and Warrants, respectively. An amendment to the Company's Certificate of Incorporation, which would increase the number of shares of authorized Common Stock to fifty million, is on the ballot for the Company's annual stockholders meeting scheduled for November 22, 1996. Zanett served as the placement agent for the purchase and sale of the Series B Preferred. The Company has an ongoing need to raise additional funds to enable it to maintain its operations and advance the research and development of its core technologies.

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

              *3.1 Certificate of Designations, Preferences and Rights of 1996 Series A Convertible Preferred Stock

              *3.2 Certificate of Designations, Preferences and Rights of 1996 Series B Convertible Preferred Stock

             *11.1   Computation of Income (Loss) Per Common Share

             *27     Financial Data Schedule

-----------
* Filed previously

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICAN BIOMED, INC.



Date:  December 6, 1996                           /s/ STEVEN B. RASH
                                                  -----------------------------
                                                                 Steven B. Rash
                                                                  President and
                                                        Chief Executive Officer





Date:  December 6, 1996                               /s/ COLENE F. BLANKINSHIP
                                                      -------------------------
                                                     Colene F. Blankinship, CPA
                                                                     Controller
                                                       Chief Accounting Officer