Form 10-K
period 1996-12-31
AMERICAN BIOMED INC
filed 1997-03-31
CIK 867572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ---------------------
                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                           THE SECURITIES ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

             For the transition period from           to

                         Commission File Number 0-19606

                             AMERICAN BIOMED, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0136574
       (State of other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        10077 GROGAN'S MILL ROAD, SUITE 100, THE WOODLANDS, TEXAS 77380
               (Address of principal executive office) (Zip Code)

                                 (281) 367-3895
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the Act:

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.     ____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997, was $16,597,204.

The number of outstanding shares of Common Stock, $.001 par value, of the registrant was 14,260,002 shares as of March 20, 1997.
================================================================================

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                       PART I
  ITEM 1.      BUSINESS....................................................     2
  ITEM 2.      PROPERTIES..................................................    20
  ITEM 3.      LEGAL PROCEEDINGS...........................................    20
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    21
                                      PART II
  ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS.........................................    22
  ITEM 6.      SELECTED FINANCIAL DATA.....................................    23
  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................    24
  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    28
  ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE..................................................    28
                                      PART III
  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    28
  ITEM 11.     EXECUTIVE COMPENSATION......................................    29
  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT..................................................    31
  ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    32
                                      PART IV
  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K....................................................    34

                                     PART I

ITEM 1. BUSINESS

  Cautionary Statement For Purposes of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act of 1995

     American BioMed, Inc. is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Forward-looking statements are identified with a footnote on the page in which they appear.

     The statements contained in all parts of this document regarding future business activities, products and product developments, financial performance, future regulatory approvals, business strategies, market acceptance, business arrangements, and results and other statements which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, those relating to: (i) the Company's business strategy; (ii) the intention to contract with other organizations for the research, development and, if applicable, registration of product candidates, and to seek joint development or licensing arrangements; (iii) the research or development of particular products or technologies; (iv) anticipated results of such development activities and related clinical trials or of required regulatory approvals; and (v) the reliance on collaborative partners for development, regulatory or marketing activities. Many important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize its product candidates, including, among other things, the ability to: (i) obtain substantial additional funds; (ii) obtain and maintain all necessary patents or licenses; (iii) demonstrate the safety and efficacy of product candidates at each stage of development; (iv) meet applicable regulatory standards and receive required regulatory approvals; (v) produce product candidates in commercial quantities at reasonable costs; (vi) compete successfully against other products; and (vii) market products in a profitable manner. As a result, there also can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

     American BioMed, Inc., including its wholly-owned subsidiaries, (the "Company"), a development stage enterprise, is engaged in the development, manufacture and marketing of medical devices. The Company's primary technology is directed at interventional cardiology, endovascular surgery and minimally invasive surgical devices. The principal products are atherectomy catheters, stents, clot filters, 100% silicone balloon catheters and drug delivery catheter systems. The Company's primary business strategy is to design and develop minimally invasive medical devices to treat atherosclerotic disease. The Company holds patents on its OmniCath(R) atherectomy catheter, a device that mechanically removes the atherosclerotic disease ("plaque") from within blood vessels or other synthetic implanted vessel devices. The Company also has patent and/or proprietary rights to stent devices, the OmniStent(TM) and the OmniFilter, a catheter-mounted temporary blood filter. These devices are implantable within the vessel of the body to maintain an open lumen allowing necessary rates of blood flow.

     The third product area, 100%-silicone balloon catheters, is protected by a series of patents for the nine 510(k) product approvals which the Company is currently marketing. The Cathlab Corporation ("Cathlab") subsidiary manufactures and markets our series of non-angioplasty 100%-silicone balloon catheter products. These products are used to remove arterial blockages and gallstones, to measure the cardiac output of the heart (through thermodilution) and to angioscopically view the interior of the blood vessel.

     The fourth product area is a toposcopic catheter, the Evert-O-Cath(TM), a drug delivery catheter which is used to precisely inject fluids or drugs to the lesion or diseased area. This product group is also protected by patents and has 510(k) approval for sale in the U.S. It is believed that drugs/coatings applied to the treated disease site will further reduce the incidence of restenosis as coatings should allow for a smoother artery lining after an atherectomy or stent procedure. The clinical success objective of interventional cardiologists, radiologists and vascular surgeons in treating atherosclerosis is to facilitate an acceptable rate of blood flow through the vessel and to eliminate or minimize subsequent reoccurrence of plaque re-buildup (restenosis).

     Efforts are underway to bring the Company's core technologies to market. The Company received Institutional Review Board (IRB) approval at the University of California at Los Angeles authorizing the start of Phase II human clinical trials for the OmniCath(R) peripheral atherectomy catheter to begin in August 1996. The clinical trials at UCLA commenced August 1, 1996. The Company expects these clinical trials to be completed during third quarter 1997 and submission to the FDA six months later.(1) Currently the Company has six clinical sites and intends to expand the number of sites to 10 in 1997.(1)

     In addition, the Company filed an Investigative Device Exemption (IDE) with the FDA in February 1997 to conduct human clinical trials for its OmniCath(R) atherectomy catheter for hemodialysis A-V fistula restenosis. These clinical trials will be conducted in parallel with the ongoing peripheral clinical trials and the Company anticipates completion of these trials before the end of 1997 and hopes to make an FDA submission in the U.S. within six months after conclusion of the clinical trials.(1)

     The Company is moving forward in its efforts to commercialize its OmniStent(TM) and stent delivery system technologies. Management hopes to start clinical trials within twelve months.(1)

INDUSTRY BACKGROUND

  Interventional Cardiology and Endovascular Surgery

     Over 65 million Americans suffer from some form of coronary or peripheral vascular disease. The most noted of these diseases is cardiovascular. This disease is progressive and degenerative, and is characterized by a buildup of fatty materials ("plaque") within the lining of the arterial blood vessels. The buildup of plaque results in an obstruction (stenosis) that reduces blood flow through the arteries and may eventually lead to total blockage causing tissue damage and death. The plaque forms at varying degrees of hardness, eccentrically or concentrically within the artery, reducing the elastic nature of the vessel and thereby compromising the vessel's ability to efficiently pump blood to vital organs.

     Despite significant advances in product technologies, the disease continues to be the leading cause of mortality in the U.S. today. Degenerative atherosclerotic narrowing of the arteries that feed the heart ("coronary arteries"), known as coronary heart disease, afflicts over six million persons in the U.S. alone. It is largely responsible for approximately 1.5 million "heart attacks" each year in the U.S., of which approximately 500,000 result in death. Atherosclerosis also affects arteries in the kidneys ("renal arteries") and in the abdomen, groin and legs ("peripheral arteries") and is a leading cause of strokes, reno-vascular hypertension (a type of high blood pressure) and peripheral vascular disease.

     Prior to the late 1960's, pharmaceuticals represented the most common form of treatment for coronary heart disease and other forms of atherosclerosis. While often effective in alleviating many symptoms, pharmaceuticals did not address the underlying problems of narrowed arteries and reduced blood flow. During the late 1960's, cardiovascular surgeons pioneered a new type of open heart surgery that grafted a blood vessel from the patient's leg to the diseased coronary artery to bypass the blockage, thereby providing a longer-term treatment, but one that was highly invasive, costly and required a lengthy hospital stay. Today, bypass graft surgeries of the coronary arteries and of other peripheral vessels account for over 600,000 procedures annually in the United States. Bypass surgery generally is performed when the patient displays extensive deposits of

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

atherosclerotic plaque throughout the length of one or more vessels thereby rendering impractical the attempted opening ("dilating") of the blocked ("occluded") arteries due to the procedural time required, the critical location of the occlusion, or the inability to safely access the blockage.

     In the late 1970's, cardiologists developed a less-invasive method of treating atherosclerosis, the method known as balloon angioplasty. In its simplest form, balloon angioplasty involves threading a small balloon-tipped catheter through the arterial system to the site of the blockage. The balloon is inflated, dilating the vessel and thereby displacing the plaque by pressing it against the artery wall. The arterial opening is thereby enlarged, restoring blood flow.

     There are inherent risks in balloon angioplasty, including vessel dissection, acute closure due to overstretching of the vessel, and the potential that small pieces of plaque will break off and move downstream to block critical parts of the blood vessel. The blood supply to critical heart tissue is temporarily cut off while the balloon is inflated, increasing the risk of a heart attack during the procedure. The balloon-dilated artery may spasm during and/or immediately after the procedure and cut off the blood supply to critical tissues. Balloon angioplasty is generally not considered suitable for patients with extensive atherosclerosis nor for patients who suffer from very severe blockages of arteries that supply large areas of the heart with blood. Additionally, since the atherosclerotic plaque is not removed during the balloon procedure and because certain damage to the inner lining of the arteries can occur when the balloon is inflated, there is a high rate of re-blockage or "restenosis" of the treated artery(ies).

     The limitations inherent in balloon angioplasty have created a significant opportunity for alternative types of angioplasty devices, including stents and atherectomy devices. A third method, lasers, has been shown to be damaging to the arterial walls and now is used only for narrowly defined clinical indications. Laser systems are expensive and require special facilities and maintenance. Stents and atherectomy devices are rapidly becoming the growth products in atherosclerotic procedures.

     The number of angioplasty (including atherectomy) procedures performed and the market for coronary and peripheral angioplasty devices and accessories have grown at a rapid rate as a result of a number of factors, including the general aging of the world's population. Industry sources project the stent and atherectomy device market to grow at a rate of 50% and 30% per annum, respectively(1). Based upon such projections, stents would become a $750 million business by 1998, while the sale of atherectomy devices would grow to $350 million in sales by 1998(1). Delivery catheters for coatings of the treated stenosis is projected to be over $100 million by 1998(1).

PRODUCTS

  The OmniCath(R) Atherectomy Catheter

     The OmniCath(R) is an "atherectomy catheter," designed to allow physicians to remove atherosclerotic plaque from obstructed blood vessels throughout the body, enlarging the narrowed vessel openings and thereby restoring normal blood flow. The Company is developing the OmniCath(R) with catheter shafts of several different diameters for use in coronary arteries which feed the heart (5.8 to 7 French) and in peripheral arteries in the abdomen, groin and legs (7 French and 8 French). "French" is a measure of diameter, one French is equivalent to 1/3rd of a millimeter. The OmniCath(R) is self-contained and disposable and is powered by a small battery pack and motor assembly in the handle. Connected to the handle is the catheter shaft which will vary in length depending on the distance needed from insertion to the treatment site. The weight of the OmniCath(R) is approximately 11 ounces.

     The OmniCath(R)'s shaft has a side-window and a small rotating cylindrical blade near its distal end (the end of the catheter or farthest part of the catheter which is inserted into the body). At the surface opposite the side-window are two deflector wires which, when advanced against the arterial wall opposite the plaque using controls in the handle, stabilize the catheter shaft and allow the window to cover a larger volume of the plaque,

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

compressing it into the path of the rotating blade. Once the deflector wires are engaged and the side window is in position, using controls on the OmniCath(R) handle, the rotating blade can be advanced and retracted across the side-window at approximately 11,000 RPM to shave the atherosclerotic plaque from the interior surface of the vessel walls. The blade does not come into contact with the non-diseased arterial walls during the atherectomy procedure. The shaved plaque is aspirated into an annular space in the catheter and evacuated through a removal port at the proximal end of the catheter (the end at the OmniCath(R) handle) via a vacuum system. This enables the excised plaque to be collected and examined while the atherectomy is taking place. There is very little loss of blood during the procedure as the OmniCath(R) is designed to restrict the amount of blood which enters the catheter system. Further, the blockage of blood circulation by an inflated balloon, which often occurs in balloon angioplasty, does not occur in a procedure using the OmniCath(R). The deflectable system which holds the catheter in place is designed to allow for continuous blood flow. This allows more time to complete a procedure although a procedure using the OmniCath(R) should generally require less time than a procedure utilizing multiple balloon inflations to break up the plaque. As opposed to balloon angioplasty, which cracks and displaces plaque, the shaving mechanism of the OmniCath(R) removes plaque and is designed to leave the artery clean and smooth, free of fissures, ruptures, and flaps.

     Overall, the OmniCath(R) is designed for ease of use and provides the physician with the capability to multiple lesion atherectomy procedures with a single placement as opposed to the multiple placements often required with balloon angioplasty and competitive atherectomy devices. The OmniCath(R)'s features, including its lightweight and compact construction are designed to provide a competitive advantage over existing atherectomy catheters. See "Item 1 -- Business -- Competition."

     The Company had commenced limited human clinical trials in the United States with the 8 French OmniCath(R) for peripheral use. The device was initially used on patients during 1991 and 1992. Although no adverse effects or complications were observed or reported from the use of the OmniCath(R) on any patient, the trials indicated that the OmniCath(R) needed certain modifications. In July 1992, the Company contracted with an independent third-party to conduct a product design review of the OmniCath(R). Based on the results of that review, improvements to the OmniCath(R) were made including increasing battery and motor power for guiding the catheter through the body, strengthening the deflector wires which hold the catheter in place, enhancing the cutter and debris-removal system, and creating a better ergonomically profiled product for the end user. The Company informed the FDA of the improvements in July 1992, and the FDA requested additional information on the modifications before human clinical testing could resume. The Company submitted the additional information and received permission from the FDA to resume Phase I clinical trials in July 1993. The Company completed its Phase I trials and submitted its data to FDA. The Company received approval by the FDA for its Phase II peripheral OmniCath(R) atherectomy clinical trials in 1995 and commenced Phase II on August 1, 1996 at the University of California at Los Angeles.

     The Company has applied to the government of Canada to conduct human clinical trials for coronary arteries in Canada and is currently awaiting such approval. The Company has not yet applied for U.S. FDA approval of the OmniCath(R) for coronary use but expects to file for investigative device exemption (IDE) at the successful conclusion of the OmniCath(R) peripheral clinical trials(1). There can be no assurance that required regulatory approvals will be received on a timely basis or at all. See "Item
1 -- Business -- Government Regulation."

  The OmniStent(TM)

     Although angioplasty and atherectomy contributed greatly to less invasive treatment of atherosclerosis, it was not until 1994 that a third less invasive means of treatment was developed. This new means consists of simple spring-like devices called stents which when placed in a treated vessel, greatly reduces acute and chronic clinical failure rate of restenosis.

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

     Stents provide a foundation for support to a weakened vessel. The most common design is the metal stent which comprises a tubular structure, normally having a pattern of slots which when expanded produce a tiny tubular grillwork which can hold a diseased vessel open, thereby providing a channel for blood flow to the heart or limbs.

     It appears that the majority of flow-limiting lesions, whether in a duct (biliary), tract (esophageal) or vessel (vascular stenosis, aneurysm, arteriovenous shunts, etc.), are stent treatable. The stent is placed in a relatively conventional manner for angioplasty. The lesion is crossed with a conventional guide wire, and the lesion is predilated using a conventional balloon catheter; using the exchange technique, the delivery balloon catheter is then advanced over the wire to the lesion being treated. At the site of the lesion, initial inflation to 5-6 atm is carried out. To further imbed the coiled stent into the subintimal layers of the arterial wall, higher inflation pressures that expand the compliant delivery balloon to larger diameters are then used.

     The OmniStent(TM) has been successfully manufactured using a unique, patented proprietary process that makes a one piece, endless loop without welding, soldering or annealing. The Company also has a proprietary process in which it forms and shapes the stents prior to use. The Company is also looking at metals other than stainless steel (which it has previously used) and is designing its own delivery catheter which may use a variation of its Evert-O-Cath(TM).

     The Company has patented two distinct stent configurations, the coil stent and the bifurcated stent. The coil stent is a straight coil wound in helix which would be used in supporting a longitudinal section of vessel such as a major coronary vessel, (i.e., left anterior descending or right coronary artery or a major peripheral vessel such as the aortic iliac or femoral). The coil is formed from an endless loop of wire formed in a plurality of arcuate sections.

     The bifurcated OmniStent(TM) is a Y-shaped bifurcated stent designed for use in aortic bifurcation. However, small versions may be used at any branched blood vessel. The bifurcated version is also an endless stent overcoming the deficiencies of prior art in construction. However, it is unique in design as no other company has solved the dilemma of manufacturing and deploying a bifurcated stent. All rely on a series of single stents, placed in close proximity, and usually requiring an access from each artery (lateral and contralateral femoral). This is very distressful to the patient requiring a surgical prep, artery puncture and catheter sheath on each side of the groin. Potentially it is twice as difficult, dangerous and time consuming to both patient and doctor as the bifurcated OmniStent(TM). In addition, the Company has developed a process of reproducing the stents using photoetching which significantly reduces cost and production error.

     A patent application was filed June 8, 1992 authored by David Summers, Ph.D. titled Artificial Support for a Blood Vessel, and US Patent No. 5,342,387 for such patent application was issued on August 30, 1994. A Continuation-In-Part and PCT were filed June 16, 1993. The PCT is in its national phase in Canada, Japan and United States and the EPO in Europe. In addition, the Company has received notification from the U.S. Patent and Trademark Office that on March 4, 1997 the Company will receive a second patent on its stent technology titled Method and Apparatus for Making a Stent under patent number 5,607,445. All patents are assigned to the Company.

     The Company's patent includes a proven biocompatible coating used to coat the interior surface of artificial hearts. This neutralized collagen compound is considered to be one of the most blood- and tissue-compatible biomaterials used to construct a smooth blood flow around the device. When applied as a thin film it provides a smooth, biochemically stable protein coating with non-pseudo intima properties, very little platelet adhesion, and high blood compatibility. In addition, when used as a substrate, the coating bonds easily with various anticoagulant molecules such as Heparin and phospholipids which are used to further reduce thrombosis. The Company has developed a concept for covering its stents with graft material and plans to file a patent on this process in the future. The endoprosthesis will enable the Company to become active in the endovascular graft market.(1) The greatest advantage in using the endless loop, self-expanding metals is the potential for generating mural pressures within a stenosis sufficient for precise stent-vessel apposition.

     Once the vessel is acutely dilated, the stent could be passed through the stenosis on a guide wire, in its endless, elongated configuration, then released to allow the coils to reform at the stenosis. The gradual mural pressure of the "memory" reforming coil produces a subsequent chronic vessel dilation over a period of several hours or days until the "memory" diameter of the coil is reached. This could greatly impact the restenosis problem in that the acute trauma of angioplasty (i.e., rapid vessel wall stretching, dissection of internal elastic lamina and media) could be modulated over the succeeding days after angioplasty by gentle though constant vessel wall "remolding."

     The OmniStent(R) has several advantages over competitive products. It is a dual, endless coil which gives the stent versatility in using almost any material; the dual coil gives more than two times the hoop strength of a single coil; the continuous loop allows easy deployment whether on a balloon, guidewire, or through a sheath (such as the Schneider Wallstent). When coiled, according to the reversible arcuate sections (the preferred embodiment in US Patent 5,342,387), the open sections can be used to place at vessel branches allowing open flow into these branches. In addition, the patent claims a bifurcated stent made of the same endless loop, that presents wide applications in peripheral stenting and grafts (the aortoileal stenosis is the most common pathology in peripheral vascular disease). The endless, bifurcated stent can thus be inserted into both iliac vessels from a unilateral (one puncture) technique. It is the most versatile stent in the interventional field.

     Although the Company intends to commercialize the OmniStent(TM) as quickly as possible, the current regulatory climate at the FDA has made the approval process extremely slow for new products. Therefore, there can be no assurances that the product will be approved within a timeframe which will permit the stents to contribute to the Company's need for short-term capital, nor can there be any assurances that the FDA will ever approve the OmniStent(TM).

  The Evert-O-Cath(TM) Drug Delivery Catheter

     The Evert-O-Cath(TM) is a "toposcopic catheter" used to inject fluids and drugs, such as thrombolytic agents (drugs that dissolve blood clots) and chemotherapeutic agents, in the body in an extremely precise and localized manner and to withdraw fluids from the body. The Evert-O-Cath(TM) features a flexible and extremely soft-tipped catheter (the "primary catheter"), inside of which lies a second, interior catheter known as a "topo" element. The thin and flexible toposcopic catheter adapts to the contours of lumen permitting it to be extended further into the body than a conventional catheter. The toposcopic catheter also can be extended around near-total obstructions, causing less friction and less damage to the lumen and allowing passage of the catheter through tight strictures that, otherwise, would be unpassable. The Evert-O-Cath(TM) is designed to be useful for reaching remote or extremely fragile places in the body that, currently, are inaccessible to other catheters.

     The most applicable use of the Evert-O-Cath(TM) is in conjunction with balloon angioplasty where it can be used to both dilate and deliver localized drugs to the angioplasty site to modulate restenosis or thrombus formations.

     The Company is developing a dilating version of the Evert-O-Cath(TM) to combine drug delivery with angioplasty. As an angioplasty catheter, the Evert-O-Cath(TM) is expected to provide a method of extruding a drug delivery balloon from the interior of a catheter. In addition, the eversion of the balloon from within the Evert-O-Cath(TM) makes the placement through narrow and tortuous blood vessels, such as saphenous vein grafts, much easier than with conventional balloon catheters. This procedure, when used in fragile grafts, should result in less abrasion to arterial walls, and fewer cases of downstream blockage of the blood vessel by dislodged plaque. The everting balloon could remain extruded continually during dilatation from the Evert-O-

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

Cath(TM), allowing perfusion through the lumen and thus making multiple and prolonged dilations easy to perform without withdrawing the catheter from the vessel.

     A version of the Evert-O-Cath(TM) was approved by the FDA for certain non-coronary applications in July 1994. The Company developed prototypes during 1994 and, based on feedback from potential users of the dilating Evert-O-Cath(TM), the prototypes have been modified to better satisfy existing medical needs. The Company intends to file a 510(k) Notification with the FDA with respect to these modifications when the Company is convinced there is a commercial market application for this product. There can be no assurance that a favorable determination with respect to the Company's 510(k) Notification will be obtained. See "Item 1. Business -- Government Regulation."

  The OmniFilter

     The Company has developed a percutaneous temporary filter which is mounted on a guide wire and is used to prevent stroke-causing blood clots from reaching various organs of the human body. The filter is deployed remotely, opened within a vessel and then remotely closed, safely and reliably removed with clots intact within a mesh filter containing the entrapped material. The size of the filter is such that blood flow is not significantly reduced through straining, but embolytic debris is caught and retained by the filter.

     The Company believes that the OmniFilter will find significant use in such emerging procedures as percutaneous angioplasty and stenting for carotid arteries, acute lytic procedures for limb salvage, and endoluminal stent grafting for such procedures or endoluminal aortic abdominal aneurysm.

  Cathlab Catheters

     The Company's Cathlab subsidiary has nine FDA approved balloon catheters, six of which are currently being marketed within the United States and abroad. The 100%-silicone design of these catheters is resistant to environmental factors, unaffected by body temperature, and more bio-compatible than latex balloons or polyvinyl chloride (PVC) tubing. The patented one-piece balloon design eliminates glue and ties, providing superior smoothness and preventing the possibility of balloon dislodgement.

     Allergy to latex has been increasingly recognized as a cause of life-threatening intraoperative anaphylaxis (a systemic reaction). Frequent use of latex in patients or by health care workers can result in sensitization that may place some individuals at risk for such a life-threatening allergic reaction. The 100% silicone design of Cathlab's catheters negates the potential risk of intraoperative anaphylaxis.

     During second quarter 1997 the Company intends to file two 510(k) notifications with the FDA for approval of an innovative product line of flexible 100%-silicone balloon infusion catheters for thrombectomy and thrombolysis which will expand the Company's existing product line.(1) Prototypes are currently being tested and the Company believes these new products will provide surgeons with increased effectiveness, safety and user-friendliness and represent an improvement over existing products now on the market. The Company plans to launch these products as soon as FDA approval is received.(1)

  Embolectomy and Bi-Lumen Catheters

     Cathlab manufactures and markets an embolectomy catheter, which is used in procedures to remove arterial blockages, generally clotted blood but also bacteria and other substances ("emboli"). The catheter is passed through a surgical cutting or opening in an artery (an "arteriotomy"), along the artery, and through any suspected emboli, with the balloon deflated. The balloon is then inflated with saline solution and the embolus is removed by withdrawing the catheter tip through the arteriotomy.

---------------

(1) The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

     Cathlab manufactures and markets a bi-lumen embolectomy and irrigation catheter which is used to assist in the removal of clotted blood from inside a vessel, as well as, to irrigate a vessel with saline or other drug solutions during a surgical procedure.

  Occlusion Catheter

     Cathlab manufactures and markets an occlusion catheter which is used to occlude the flow of blood in a vessel during a surgical procedure. Occlusion of vessels during surgical procedures with a balloon catheter is much less traumatic to the vessel than other methods of occlusion (i.e. clamps or sutures).

  Thermodilution Catheter

     Cathlab manufactures and markets a thermodilution catheter which is used in the assessment of a patient's hemodynamic condition (the efficiency of the heart muscle) through direct intracardiac and pulmonary artery pressure monitoring and cardiac output determination. This catheter is also used for blood sampling and infusing solutions.

  Angiographic/Angioscopic Irrigation Catheter

     Cathlab manufactures and markets an angiographic/angioscopic irrigation catheter which is used as a sheath for insertion of an appropriate size angioscope to visually examine the interior of circulatory vessels. The flexibility of this catheter permits its navigation through tortuous vessels of the circulatory system. The variety of sizes and lengths of this catheter provide compatibility with a variety of angioscopes.

  Biliary Catheter

     Cathlab manufactures and markets a biliary catheter which is used for the removal of intraductal stones and debris from the biliary tree. Cathlab is currently developing a biliary catheter for use during laparoscopic procedures.

  Cardiac-Assist Devices

     Angioplasty and other therapies involving the removal or displacement of plaque from the arteries are intended to increase blood flow but do not relieve the heart muscle ("myocardium") from its continual job of pumping blood throughout the circulatory system. The Company holds four issue patents on a cardiac-assist pump for future development of cardiac-assist devices which have the basic objective of assisting the myocardium in moving blood through the body at a physiologically acceptable rate. The Company has no plans to develop these pumps at the present time.

  Spinal Dissector

     The Company has patented and developed prototypes of minimally invasive devices for use in spinal surgery, which have been evaluated in vivo. In August 1994, the Company licensed its "Spinal Dissector" spinal instrument to Wright Medical Technology, Inc. for a license fee of $300,000 plus royalties. This device is used for both anterior and posterior lumbar disc decompression procedures.

SCIENTIFIC ADVISORY BOARD

     American BioMed, Inc. has established relationships with outside scientific advisors and views access to such advisors as an important resource. The advisors counsel the Company with respect to its research and development programs, new technological advances and medical requirements. The Company's Scientific Advisory Board was reformulated in February 1996 and the advisors are:

     SAMUEL S. AHN, M.D., F.A.C.S. -- Dr. Ahn has served as Chief Clinical Advisor to the Company since January 1996. Dr. Ahn is Associate Clinical Professor of Surgery at the University of California at Los Angeles. He serves on the editorial board of the Journal of Vascular Surgery, and is a reviewer or guest reviewer for Surgery, Arteriosclerosis, Thrombosis and Vascular Biology, Journal of Endovascular Surgery,

Annals of Vascular Surgery, Vascular Surgery, and others. He is author or co-author of over 70 peer review articles, a visiting professor at University of Louisville; Yonsei University, Seoul, Korea; University of Ulm, Ulm, Germany; Ultrech Hospital, Ultrech, Netherlands; Ochsner Clinic and others. He holds membership in the American Medical Association, Association for Academic Surgery, American College of Surgeons (Fellow), Western Vascular Society, Los Angeles Surgical Society, etc.

     LARRY STUART-DEUTSCH, M.D. -- Dr. Deutsch is Professor and Chief of Vascular and Interventional Radiology at the University of California at Irvine. He is a Research Radiologist and is involved in numerous scientific projects.

     DARWIN ETON, M.D., F.A.C.S. -- Dr. Eton is Associate Professor of Surgery at the University of Southern California, Los Angeles, with major research activities in gene therapy of intimal hyperplasia, stented vascular grafts and approaches to less invasive aortic surgery with laparoscopic instrumentation.

     LAWRENCE A. YEATMAN, M.D., F.A.C.C. -- Dr. Yeatman is Professor of Cardiology and Chief of Cardiac CathLab at University of California at Los Angeles Medical Center is the Company's advisor regarding coronary applications for the OmniCath(R) and OmniStent(TM).

     DAVID A. LEE, M.D. -- Dr. Lee is Associate Professor of Ophthalmology and Director of Tissue Culture Laboratory at University of California at Los Angeles Medical Center, and Chief of Glaucoma Division at Jules Stein Eye Institute. For many years he has specialized in experimental and clinical ocular pharmacology and pharmaceutics. He will lead the investigations of molecular and cellular reactions to the Company's products.

     J. PATRICK JOHNSON, M.D. -- Dr. Johnson is Associate Professor of Neurosurgery at the University of California at Los Angeles, and a director of the Comprehensive Spine Center. He specializes in spine, nerve roots and the spinal cord. Dr. Johnson advises the Company regarding its MIS Spinal Dissector and Needlescope products.

     RICHARD STOUT, M.D. -- Dr. Stout is a professional clinical and regulatory affairs consultant in the medical device field. He reviews, comments and advises the Company on all FDA, Enzyme Commission and other regulatory matters.

MARKETING PLANS AND ARRANGEMENTS

     The Company's sales and marketing primary objective is to increase revenues by marketing its products through specialty healthcare distributors who are engaged in selling medical devices used in the operating room to vascular surgeons and interventional radiologists. In fiscal year 1996 the Company embarked on efforts to revamp and increase its global distribution network by developing business relationships with distributors who have existing, experienced sales organizations and by supporting their selling efforts. The Company increased its marketing visibility by attending the Annual Society of Vascular Surgeons meeting and the International Society of Vascular Surgeons meeting. In addition, the Company attended the Annual Vascular Workshop meeting in order to educate vascular surgeons on the uses and benefits of the Company's silicone balloon and OmniCath(R) atherectomy product lines. The Company produced marketing literature and a training program for its products in order to support its distributors' selling efforts. These efforts resulted in the Company enhancing its existing distribution relationships and the creation of twenty-two
(22) new distributors in 1996. The Company believes that these efforts and new business relationships will help to increase revenues in 1997.(1)

     In 1996, the Company's product sales mix was 60% international and 40% domestic. This was a major improvement over 1995, in which over 90% of the Company's sales were international. Customers in the United States have included the U.S. Department of Defense and the Company's current distributor in the southeast, Horizon Medical Products. The Company sold directly to forty-nine
(49) hospitals in the United

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

States and is in the process of developing two OEM distribution arrangements. Internationally, the Company's largest distributors are Sorin Biomedical in Italy, Megamed in Brazil and Argentina, and Amevisa in Spain. The Company currently markets its products in twenty-two (22) countries through thirty-seven
(37) distributors. The Company believes it will obtain additional international distribution agreements in 1997 as soon as it achieves its ISO 9001 and CE Mark status for its products.(1)

     The Company is committed to finding global distribution partners who can effectively capture at least ten (10) percent marketshare in their respective country or territory. At present, the Company intends that additional marketing efforts will include videotape training modules and marketing literature produced in a country's respective language.(1) In addition, the Company hopes to continue to enhance its marketing visibility through increased participation in appropriately targeted trade shows.(1) The Company's strategy is to create an established avenue for global distribution for future product launches as the Company gains FDA approval for its products.(1)

     The Company is uncertain today that the distributors now in place will be able to effectively market and sell the Company's core product technologies, the OmniCath(R), OmniStent(TM) and Evert-O-Cath(TM). As such, the Company has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distributor agreements, and research and development agreements/projects.(1) An integral part of this strategy is to aggressively pursue the sale of ancillary technologies (not core technologies) which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products.(1)

  The OmniCath(R)

     The Company, in anticipation of receiving the required commercial regulatory approvals for peripheral and A-V fistula use, has begun formulating a comprehensive marketing and sales strategy. The Company has determined that the most expeditious and cost-effective method of marketing the OmniCath(R) is to ally itself with a strategic partner whose marketing and distribution networks are global in scope and is selling to healthcare providers who are high volume users of angioplasty, atherectomy and stent devices. By selecting one or more strategic partners, the Company can focus its efforts on manufacturing, product development and securing regulatory approvals while the strategic partner or partners can focus on selling with their existing, experienced sales organizations.

     The Company is currently marketing the OmniCath(R) in selected international markets through existing Cathlab distributors and will continue to do so until the Company gains FDA approval for U.S. sales and/or strategic partners are selected.

     If the OmniCath(R) obtains the required commercial regulatory approvals, the Company will focus its marketing efforts to health care providers that are high volume users of angioplasty, atherectomy and stent devices(1). The Company has determined that the fastest and most cost-effective method of marketing its proposed initial peripheral atherectomy catheter products, the OmniCath(R) in the 7 French and 8 French size, is to rely on distributors of medical products with existing, experienced sales organizations. In this way, the Company can focus its resources on product development and regulatory approvals.(1)

  Evert-O-Cath(TM)

     If the Evert-O-Cath(TM) is successfully developed, the Company intends to market this product through various domestic and foreign third-party distributors or to license the rights to this product for fees and royalties.

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

  Cathlab Catheters

     During 1996 Cathlab revamped its existing distribution network by adding twenty-two new distributors globally in an effort to upgrade the professionalism and sales efforts of its distributors. These domestic and foreign distributors cover the continental United States, Western Europe, Central and South America, Canada, Australia, the Far East, the Caribbean and Southeast Asia. The distribution agreements are generally for three-year terms and are subject to early termination for certain reasons, including failure to meet sales quotas and minimum purchase requirements.

     In addition, Cathlab is pursuing private label opportunities to supply third party companies with existing product lines. Additional opportunities are being explored and are in various discussion stages to provide OEM manufacturing capabilities to companies for products we do not currently manufacture but capitalize on existing, proprietary silicone technologies.

GOVERNMENT REGULATION

     The catheters and stent devices which have been and are being developed by the Company (and any products intended to be researched, developed or marketed in the future) are all medical devices subject to regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder (the "FDC Act"), the FDA regulates and must approve the manufacture, distribution and promotion of medical devices in the United States. Various states and foreign countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

     If the manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a device that is legally marketed, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a "510(k) Notification." The 510(k) Notification and the claim of substantial equivalence must be supported by various types of data and materials, including test results. Following submission of the 510(k) Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. The order is generally sent within 90 days of the submission and the order may declare the FDA's determination that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence.

     If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent, whether or not the FDA has made a determination in response to a 510(k) Notification, the manufacturer or distributor will have to seek "premarket approval" of the proposed device. A premarket approval application would be submitted supported by extensive data, including preclinical and human clinical trial data, as well as extensive literature, to provide recommendations to the FDA. While the FDA has responded to 510(k) Notifications and premarket approval applications ("PMAs") within the allotted time period, reviews more often than not occur over a significantly protracted time period, usually 12 to 18 months for a PMA, and possibly as much as a year or more for certain 510(k) Notifications supported by clinical data. A number of devices have never been cleared for marketing under either the PMA or 510(k) Notification process.

     If human clinical trials of a proposed device are required and the device presents significant risk, the manufacturer or distributor of the device will have to file an Investigational Device Exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin.

     In June 1991, the Company's IDE application with respect to the OmniCath(R) for peripheral use was approved allowing the Company to commence limited human clinical trials with one physician investigator at one institution, who could use the device on a total of ten patients to mechanically remove accumulations of plaque from peripheral arteries. During 1992, an additional institution was approved by the FDA to conduct human clinical trials. The Company concluded Phase I of the IDE as approved by the FDA and submitted an IDE Supplement to the FDA in August 1994. The Supplement contained the clinical data (generated on 12 patients) which demonstrated the performance of the device. The Company was granted conditional approval by the FDA to expand the clinical trials in the United States for peripheral vessels. To date, the OmniCath(R) device has been used, domestically and internationally, on more than 60 patients. The Company must accumulate case study data on at least 50 patients for the peripheral trials and have follow-up for at least six months, before the 510(k) Notification can be prepared and initially filed. The Company commenced the required trials in August 1996 and expects to complete the trials in the third quarter 1997(1). As previously stated, the Company filed an IDE application in February 1997 with respect to the OmniCath(R) for hemodialysis A-V fistula restenosis clinical trials which represents an expansion from peripheral applications of the OmniCath(R) to include A-V grafts. Animal studies have been completed to demonstrate safety and to provide the basis of efficacy in debulking A-V grafts in hemodialysis patients. Clinical data on eleven patients was presented to the FDA in June 1996 in a presubmission meeting and received a favorable review from the FDA. The clinical trials will require 50 patients and it is anticipated that these clinical trials will be completed before the end of 1997 and FDA 510(k) submission three months after completion of the required number of clinical trial cases.(1)

     By virtue of the additional risk associated with the use of a mechanical catheter in the arteries of the heart, the OmniCath(R) for coronary application, presently under development, will require more extensive animal and mechanical testing than did the peripheral OmniCath(R) before an IDE application can be filed and human clinical trials undertaken. The Company does not intend to pursue the coronary application until the peripheral and A-V fistula indications are approved by the FDA.

     The Evert-O-Cath(TM) was cleared to market by the FDA for certain non-coronary applications (see previous discussion under "General"). The Company developed prototypes during the fourth quarter of 1991 and, based on feedback from potential users of the Evert-O-Cath(TM), the prototypes were modified to better satisfy medical needs. The Company received clearance from the FDA to market the Evert-O-Cath(TM) commercially in July 1994. The Company is developing a therapeutic version of the Evert-O-Cath(TM) for angioplasty applications and expects that mechanical, animal and human testing and follow-up will be required under an IDE to support the filing of a premarket approval application with respect to that version of the Evert-O-Cath(TM) (see previous discussion under "General"). In the second quarter of 1993, the Company completed mechanical testing and in the first quarter 1994 completed animal testing of the therapeutic version of the Evert-O-Cath(TM).

     The heart pumps under development by the Company would require extensive evaluation prior to use on humans. These proposed products would ultimately require tests on humans under an IDE, and premarket approval. Although design and preclinical engineering has been completed, the Company will not commit further significant resources to these products until such time as the Company secures a strategic partner in the global healthcare industry to collaborate in the development efforts as well as to provide the substantial funds required.

     Cathlab has nine specialty products which have all received marketing clearance via the 510(k) Notification process. The Company is currently marketing the embolectomy catheter, bilumen irrigation catheter, occlusion catheter, biliary gall stone removal catheter, thermodilution catheter and the angiographic/angioscopic catheter. The urological catheter is in various stages of testing and production and is expected to be launched in the fourth quarter 1997 if all development phases are completed and satisfactory to our strategic partner.(1) The facility housing Cathlab has been inspected by both the federal and state FDA and has been licensed for operation as a medical device manufacturer. The Company passed its latest FDA inspection in May 1996 and received no 483 violations during the inspection.

     Any products distributed or to be distributed by the Company are subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and be manufactured in

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

accordance with "Good Manufacturing Practices," as such term is defined under the FDC Act. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

     The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures which could cause serious injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against the Company, its officers or employees(1). Any action by the FDA could result in disruption of the Company's operations for an undetermined time(1).

     In addition to the foregoing, numerous other federal and state agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a materially adverse effect upon the Company's ability to do business(1).

THIRD PARTY REIMBURSEMENT

     Hospitals, physicians and other healthcare providers that purchase medical devices, such as the Cathlab products, OmniCath(R), OmniStent(TM) or the Evert-O-Cath(TM), for use in furnishing care to their patients, typically rely on third-party payers, principally Medicare, Medicaid, and private health insurance plans, to reimburse all or part of the costs or fees associated with the medical procedures performed with those devices, and/or of the costs of acquiring those devices. Cost control measures adopted by third-party payers in recent years, including the Medicare prospective payment system for inpatient hospital patients, and reductions in Medicare payments for hospital outpatient services and capital costs, have had and may continue to have a significant effect on the purchasing practices of many providers, generally causing them to be more selective in the purchase of medical devices. Limitations may be imposed upon the conditions for which procedures may be performed or on the cost of procedures for which third-party reimbursement is available, which may adversely affect the market for the Company's products. In addition, if competing devices or procedures are available, choices may be made on the basis of price. While the Company cannot predict the cost of its devices, or the procedures to be performed with its products, or the relative cost and efficacy of competing products or procedures, changes in third-party payer reimbursement practices regarding the procedures performed with medical devices sold by the Company may adversely affect the Company's financial position, results of operations, and cash flows(1).

     While third-party payers generally make their own decision regarding which items and services to cover, Medicaid and other third-party payers often apply standards similar to Medicare's in determining whether to provide coverage for a particular medical procedure. The Medicare statute prohibits payment for any items or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury or to improve the functioning of a malformed body member, and the Health Care Financing Administration ("HCFA"), an agency within the Department of Health and Human Services responsible for administering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. For medical devices, FDA clearance for marketing is required, but is not determinative of whether these prerequisites for Medicare coverage have been met.

     While a limited number of national coverage decisions are made by HCFA, in general, the determination of whether a procedure satisfies these standards is made by the Medicare carrier or intermediary which processes claims for reimbursement within that carrier's or intermediary's jurisdiction. The Company has not requested a national coverage decision with respect to procedures to be performed using the OmniCath(R), the OmniStent(TM) or the Evert-O-Cath(TM) because the Company believes that procedures utilizing other catheter products are currently covered by Medicare, the Company does not intend to request a decision. The

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

unavailability of third-party coverage or inadequacy of third-party reimbursement for procedures using the OmniCath(R), the OmniStent(TM), or the Evert-O-Cath(TM) could adversely affect the Company's ability to market those products.

     The Company is unable to predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to the Company's business or the healthcare industry, including third-party coverage and reimbursement, or what effect any such legislation or regulation may have on the Company.

MANUFACTURING

     The Company has manufactured all of the OmniCath(R)s used by the Company to date in its development and testing efforts and shipped by the Company for use in limited human clinical trials. The Company believes it has sufficient capacity and the capability to manufacture all of the Company's requirements for the OmniCath(R)s for the foreseeable future.(1)

  The Cathlab Corporation

     The Company's primary facility, the Cathlab Division, was formed in January 1984 and was issued a trademark in early 1990. On April 30, 1992 American BioMed, Inc. acquired Cathlab from founding shareholders. The Cathlab Division is located in Irvine, California, in a highly sophisticated manufacturing facility encompassing approximately 13,000 square feet. Cathlab has nine FDA-approved balloon catheters used primarily for vascular surgery for removal of embolus (blood clots). Six of the catheters are currently being marketed within the U.S. and abroad.

     Presently, Cathlab is producing 40,000 advanced silicone technology embolectomy catheters, bi-lumen irrigation catheters, occlusion catheters, angioscopy catheters, biliary catheters and cardiac output catheters annually with a capacity to manufacture approximately 500,000 catheters annually. Cathlab also has the capacity and capability to manufacture other American BioMed products such as the OmniCath(R), the Evert-O-Cath(TM), the OmniStent(TM) and the Spinal Dissector. During 1996, the Company consolidated all manufacturing operations, development efforts and technical support activities in the Irvine, California facility.

     Cathlab is presently selling products through various domestic and foreign third-party distributors and independent representatives. These domestic and foreign distributors cover the continental United States, parts of Western Europe, Central and South America, Canada, Australia, the Far East and Southeast Asia. The distribution agreements are generally for three-year terms and are subject to early termination for certain reasons, including failure to meet sales quotas and minimum purchase requirements. In addition, the Company is pursuing private label opportunities to provide OEM manufacturing opportunities for existing products and products not currently manufactured but that capitalizes on the Company's existing silicone technologies.

     An important element in Cathlab's growth strategy is the development of a sales and marketing infrastructure through the employment of application engineers, clinical support personnel and ultimately direct salesmen. Although the Company intends to rely primarily on independent distributors or strategic partners for the near future, it ultimately plans to establish direct sales representation in selected U.S. geographical areas augmented by independent distributors. The Company's application engineers and clinical support personnel will supplement the efforts of the sales representative and distributors by providing all customers with in-service training and product education. Export sales will continue to be handled via a network of carefully selected foreign distributors who have their own professional support organizations. The Company will continue to review/revamp and expand its distributor network in order to maximize revenues. This is being accomplished by enhancing existing distribution relationships and the creation of 22 new distributor relationships during 1996.

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

     The 100%-silicone catheters are designed to be resistant to environmental factors, unaffected by body temperature and more biocompatible than latex balloons or polyvinyl chloride (PVC) tubing. Allergy to latex has been increasingly recognized as a cause of life threatening intraoperative anaphylaxis (a systemic reaction). Frequent use of latex in patients or by healthcare workers can result in sensitivity which may place some individuals at risk for such a life-threatening allergic reaction. The 100%-silicone design of Cathlab's catheters negate the potential risk of intraoperative anaphylaxis.

     The key to Cathlab's superiority lies in the patented, one-piece balloon design of the catheters, thereby eliminating glue and ties which, in turn, provide superior smoothness and prevent the possibility of balloon dislodgement.

     The Company has applied for the CE Mark Certification, and following the award of the ISO 9001 Seal, the certifying body for the CE Mark will be immediately scheduled. The ISO 9001 Quality Manual has been written with the CE Mark in mind, and CE Mark enhancements to the ISO Standard have been designed into the Company's Quality Manual. In addition, the Company's current FDA-GMP Procedure Manual has been revised to reflect both the additional ISO 9001 and CE Mark Standards.

     The Company's primary manufacturing and research and development center, the Cathlab Division located in Irvine, California, is already implementing the ISO 9001 procedures and current research and development projects are fully compliant with ISO and CE Mark Standards, as well as FDA-GMP requirements.

  Freedom Machine, Inc.

     Certain assets of Freedom Machine, Inc. (Freedom) relating to its hole punch activities were sold during the fourth quarter of 1995 for approximately $6,500. As the assets were sold at an amount which approximates net book value, a small gain on sale resulted and goodwill of approximately $120,000 was written off by the Company. Effective September 30, 1996 the subsidiary was dissolved and the remaining assets were transferred to the Company.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts as well as its ongoing technical support activities were consolidated in the Irvine, California facility in September 1996. The consolidation resulted in a better utilization of resources, annual cost savings, improved communication and reduced product development lead times. As a result of this decision the 4,800 square foot facility in The Woodlands, Texas was closed and all R&D prototypes, Computer-Aided Design (CAD), testing apparatus, ink drawing plotters and computer simulation work stations have been consolidated in Irvine, California, greatly improving the utilization of this equipment.

     The Company's research and development efforts in interventional cardiology are aimed at increasing the convenience, ease and speed for use of percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal angioplasty ("PTA") devices (including balloon and atherectomy catheters) while expanding the clinical applications for which PTCA and PTA are appropriate. The development of superior PTCA and PTA catheters requires the resolution of several conflicting performance parameters, including catheter profile (diameter), trackability (the ability to follow the paths of tortuous arteries) and pushability (the ability to push through tight strictures). Meeting these conflicting objectives requires expertise in a number of technical disciplines that the Company must develop and retain on an internal basis. Research and development expenses in the fiscal years ended December 31, 1996, 1995, and 1994 were $640,792, $537,962, and $1,167,773, nearly all of which was applied to the development of the OmniCath(R), OmniStent(TM) and Evert-O-Cath(TM). As of March 1, 1997, the Company has 4 employees in its research and development department. Research and development expenses increased 19.1% in 1996 over 1995 and decreased 53.9% between 1995 and 1994. Research and development efforts for the foreseeable future will be focused on the Company's core technologies which include balloon catheters, OmniCath(R), OmniStent(TM), blood filter and Evert-O-Cath(TM) drug delivery system. The Company anticipates that research and development expenses will increase as products approach commercial viability and may be funded by increased revenue generated through Cathlab Division sales, from the sale of ancillary technology or through joint development agreements with strategic partners(1). See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has entered into agreements with various persons and entities to conduct contract research and development and for the provision of consulting services. These consultants are paid consulting fees plus out-of-pocket expenses associated with their consulting efforts.

PATENTS AND PROPRIETARY INFORMATION

     The medical device industry traditionally has placed considerable importance on obtaining and maintaining patents and trade secret protection for significant new technologies, products and processes. The Company pursues a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in its proprietary devices. The Company has been issued five U.S. patents relating to atherectomy catheters and two relating to cardiac-assist pumps, and the Company has a 50% interest in two other U.S. patents relating to cardiac-assist pumps. The Company has received patents on the OmniStent(TM) and spinal dissector. The Company has applications pending for additional U.S. patents and foreign patents relating to the OmniCath(R) and OmniStent(TM), and has foreign applications pending with respect to the cardiac-assist pumps.

     The U.S. patents currently have terms expiring at various dates from 1997 to 2009, with the earliest of the current patents relating to the OmniCath(R) expiring in 2008. The foreign patents expire on various dates commencing in 2009. As the Company develops modifications or improvements of existing methods or products or develops new products or processes, it will seek additional patents. The Company believes, although there can be no assurances, that the patented aspects of its products enhance the functionality of its products and suitability for their intended purposes which, in turn, may increase their likelihood of commercial acceptance(1). The patents may limit, to some extent, the ability of others to develop competing products.

     In connection with the Company's acquisition of Cathlab Corporation, the Company is now the owner of rights relating to two United States patents concerning the method of attaching the balloon to the catheter, as well as owning patent rights relating to the same process in the United Kingdom, Germany and Spain. Various foreign patent applications relating to the same process are pending.

     Lawrence M. Hoffman, currently a director, stockholder and paid consultant of the Company and formerly a Vice President, is a limited partner of Aberlyn Capital Management Limited Partnership ("Aberlyn") and is an officer, director and stockholder of Aberlyn Capital Management, Inc., the general partner of Aberlyn. Effective December 31, 1992, the Company and Aberlyn entered into a Patent Assignment and License Agreement (the "Patent and License Agreement") pursuant to which the Company assigned patents owned by the subsidiary, Cathlab Corporation (the "Cathlab Patents"), to Aberlyn in return for $500,000. The Cathlab Patents were exclusively licensed back to the Company for three years for a monthly license fee of $16,355, after which Aberlyn was required to reassign the Cathlab Patents to the Company in exchange for $50,000. Under its terms, if the Company declined to purchase the Cathlab Patents, the Patent and License Agreement would automatically be extended for an additional nine months for a monthly license fee of $17,099, after which the Cathlab Patents would automatically revert back to the Company.

     The Company and Aberlyn entered into an equipment lease effective May 13, 1993 (the "Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $205,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $6,706, after which Aberlyn was required to return the equipment to the Company in exchange for $20,500. Under the terms, if the Company opted not to purchase the equipment, the Equipment Lease would automatically be extended for an additional three months for a monthly payment of $7,011, after which the equipment would automatically revert back to the Company.

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

     Effective August 13, 1993, the Company and Aberlyn entered into an additional equipment lease (the "Second Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $100,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $3,271, after which Aberlyn was required to return the equipment to the Company in exchange for $10,000. If the Company declined to purchase the equipment, the term of the Second Equipment Lease was to be automatically extended or an additional three months for a monthly payment of $3,420, after which the equipment would automatically revert back to the Company.

     The Company and Aberlyn entered into an agreement effective March 28, 1994 whereby the terms of the Patent and License Agreement, the Equipment Lease and the Second Equipment Lease (the "Leases") were modified. The payment terms of the license fee pursuant to the Patent and License Agreement were revised to semiannual payments of $97,445 and the payment terms of the Equipment Lease were similarly revised to semiannual payments of $39,100 and $20,281, respectively. In consideration to Aberlyn for making these modifications, the Company issued warrants to Aberlyn to purchase 150,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable over a five-year period. On May 28, 1996, Aberlyn and the Company reached an agreement to restructure the Leases which resulted in a revised schedule of lease payments over a twenty-four month period, with the initial payment commencing on June 1, 1996. The payments were based on an outstanding principal amount of approximately $500,000 and total accrued interest of approximately $148,000. In addition, 115,000 shares of common stock were issued in payment of consulting fees, investment banking service fees and miscellaneous expenses totaling $115,728.

     The Company believes that its future success does not depend solely upon patents, but rather depends, to a significant extent, upon the technical competence and creative skills of its personnel, the execution of its strategic plan and on its significant unpatented proprietary technology.(1) The Company has no knowledge that it is infringing any existing patent such that it would be liable for material damages or prevented from manufacturing or marketing its planned products. However, competitors continue to obtain new patents and to file applications to modify or expand claims of existing patents that could lead to possible conflict with the Company's products or proposed products.

     The Company may decide for business reasons to retain a patentable invention as a trade secret. In that event, or if patent protection is unobtainable, the Company must rely upon trade secrets, know-how and continuing technological innovation to maintain its competitive position. Employees and consultants of the Company who have access to proprietary information have signed confidentiality agreements with the Company.

     The Company has four trademarks: the OmniCath(R), the OmniStent(TM), the Evert-O-Cath(TM), and Cathlab Corporation(R). The Company has applied to register the OmniStent(TM); however, there can be no assurance that federal registration will be obtained. "Cathlab Corporation(R)" and "OmniCath(R)" are registered trademarks.

COMPETITION

     Competition in the biomedical industry is intense. Cathlab's catheters compete directly with similar products sold by a number of companies. There can be no assurance that these products will be able to obtain or maintain a sizable market share, if any. There are many companies and academic institutions that are capable of developing products of similar design, and that have developed and are capable of developing products based on other technologies, that are or may be competitive with the Company's current and proposed products. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than the Company, and have established reputations for success in the development, sale and service of products. These companies and academic institutions may succeed in developing competing products that are more effective than those of the Company or that receive FDA approval more quickly than the Company's products. The Company's ability to compete will be dependent upon its ability to get products approved by regulatory authorities and introduced to the market, including the

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

arrangement of a distribution network, and to provide products with advanced performance features, none of which can be assured.

     In addition to competition from other atherectomy devices, other angioplasty modalities, such as lasers, thermal systems (e.g. hot-tip, hot-balloon, and spark ablation), disruptive devices (e.g., ultrasonic angioplasty), and stents may provide competition to the OmniCath(R) and the OmniStent(TM). The current atherectomy devices anticipated to be competitive to the OmniCath(R) are the Simpson Atherocath (Devices for Vascular Intervention, Inc., a division of Eli Lilly, Inc.), the Transluminal Extraction Catheter, or "TEC" device (InterVentional Technologies, Inc.), the Auth Rotablator (Heart Technology, Inc.), and the Kensey Catheter (Theratek International, Inc., a division of Dow Corning Wright, a subsidiary of Dow Corning Corp.). If the product receives regulatory approval on a timely basis, the Company believes the OmniCath(R)'s competitive position will be enhanced by its closed aspiration system (which eliminates down-stream debris), low cost disposability, microangioscope capability, and conventional guidewire capability, as well as by the positioning of its side-window which allows the rotating blade to shave plaque from inside the catheter as opposed to from the tip of the catheter(1). Competition to the Company's OmniStent(TM) is expected to come from Johnson & Johnson, which had its Palmaz-Schatz Stent approved by the FDA in 1994, the Cook Gianturco, from Medtronic's Wiktor Stent and from Schneider's Wallstent, neither of which has obtained full FDA approval.

     While lasers, ultrasonic angioplasty devices and other new modalities have proliferated over the past several years, none of these technologies has yet been shown to reduce the restenosis rate or to reduce the overall procedural cost of angioplasty. Lasers are particularly expensive (most laser angioplasty systems sell for $100,000 - $300,000), and the Company believes lasers will be accepted only if significantly better results can be shown clinically. Lasers have been found to be damaging to the arterial wall, and non-laser versions including thermal balloon devices, spark ablation systems, and other new modalities are currently under development and have not reached commercialization. The Company believes that direct removal of tissue without thermal effect may be the most desirable approach for angioplasty, as most thermal systems cause trauma to the arterial wall, resulting in proliferation of fibrous tissue and early restenosis.

     The Company does not know of any person or entity currently marketing a toposcopic catheter with features similar to the Evert-O-Cath(TM).

EMPLOYEES

     As of March 1, 1997, the Company had 32 full-time employees, 4 in research and development, 1 in sales and marketing, 18 in manufacturing, 2 in quality control and 7 in corporate management and administration. None of the Company's employees is represented by labor unions. The Company considers its relationship with its employees to be in good standing. The Company also employs two paid consultants (Dr. Samuel S. Ahn and Lawrence M. Hoffman) who are paid on a monthly basis at rates ranging from $3,725 to $15,000 per month.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information pertaining to executive officers of the Company:

                  NAME                    AGE                    POSITION
                  ----                    ---                    --------
Steven B. Rash..........................  49     President, Chief Executive Officer and
                                                 Chairman of the Board
Colene Stigler Blankinship..............  47     Controller and Chief Accounting Officer,
                                                 Secretary and Treasurer

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

     STEVEN B. RASH has served as President, Chief Executive Officer and director of the Company since July 15, 1995 and as Chairman of the Board since February 4, 1997. From 1994 until June 1995, Mr. Rash served as Vice President of Operations of Blue Rhino Corporation, an industrial products manufacturer. From 1992 to 1994, Mr. Rash served as President of the Technical Services Division of the Maxum Health Corporation, a company engaged in providing mobile MRI services. From 1989 to 1992, Mr. Rash served as the President of Intex Medical Technologies, Inc., a medical equipment manufacturer. Prior thereto, Mr. Rash held various positions with BOC Group, plc., an international manufacturer of industrial gases and healthcare products and services. Mr. Rash holds an MBA from Southern Illinois University and served for four years in the U.S. Army, where he reached the rank of Captain.

     COLENE STIGLER BLANKINSHIP, CPA joined the Company February 7, 1995 as Controller and became the Chief Accounting Officer November 1995. She was elected Secretary/Treasurer February 4, 1997. From 1992 through 1994 Mrs. Blankinship served as Controller of Excel Resources, Inc., a gas marketing company in Houston, Texas. She has 13 years experience in public accounting which includes 9 years with the local firm of Tribolet, Fuller & Associates, P.C., Humble, Texas. Mrs. Blankinship attended Texas Tech University and North Harris County College and is a CPA. Mrs. Blankinship is a national director of the American Society of Women Accountants, a position she has held since July 1996.

ITEM 2. PROPERTIES

     As of March 1, 1997, the Company subleases from an unaffiliated party approximately 2,400 square feet of space at 10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas, which houses its corporate headquarters. The sublease expires May 1997. The lease does not have renewal provisions and requires rent of approximately $13,000 in 1997. The Company believes that these facilities are adequate for its operations during the remaining term of the lease.

     In connection with the Company's acquisition of Cathlab Corporation, it now leases approximately 13,000 square feet of space at 17991 Fitch, Irvine, California, which houses the manufacturing and production facilities for the Cathlab products. The lease commenced on September 1, 1990 and was renewed in August 1996 for an additional year. The Company subleased 3,000 square feet to an unrelated party in January 1996 for $3,000 per month expiring August 1997. The Company believes that this facility is adequate for its operations during the remaining term of the lease. At this time the Company is investigating a facility encompassing approximately 25,000 square feet which will better meet the Company's future needs. It is undetermined at this time where this facility will be located.

ITEM 3. LEGAL PROCEEDINGS

     On December 8, 1994, a vendor commenced a lawsuit against the Company regarding unpaid invoices in the amount of $124,759 plus attorney fees and accrued interest. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement Agreement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was due on or before October 31, 1995. The amount of $100,000 was included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996.

     In December 1995 the American Arbitration Association awarded a consultant $50,000 with interest at prime plus three percent from May 1, 1995. The Company sought to have the award vacated but on July 30, 1996 the award was confirmed. An Application for Turnover Order was filed in December 1996 requiring the Company to pay the consultant or satisfy the judgment with the proceeds of any consummated sale of the Company's obsolete inventory in the form of foreign-made dental and medical surgical supplies and utensils. The resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

     The Company is occasionally a party to litigation (other than that specifically noted) arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, provides an accrual for probable liabilities for the eventual disposition of the matter. In the opinion of management, the ultimate outcome of these matters will not materially impact the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the "Annual Meeting") on November 22, 1996. The stockholders of record on October 28, 1996 were entitled to vote at the meeting. The following directors were elected to serve until the next Annual Meeting or until their successors are duly elected and qualified:

                                                             FOR      WITHHELD
                                                          ---------   ---------
Steven B. Rash..........................................  9,288,746   1,518,025
Lawrence M. Hoffman.....................................  8,818,505   1,988,266
Claudio M. Guazzoni.....................................  8,822,005   1,984,766
Richard S. Serbin.......................................  9,312,246   1,494,525

     The proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock, par value $.001 per share, from twenty five million shares to fifty million shares was approved by a vote of 8,397,800 for, 2,300,929 against, and 108,042 abstaining.

     The 1996 Incentive Stock Option Plan (the "Incentive Stock Plan") was approved by a vote of 2,975,932 for, 2,235,924 against, 62,127 abstaining and 5,532,788 broker non-votes.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock traded on the Nasdaq Small-Cap Market under the symbol ABMI from October 22, 1991 through October 13, 1994. On October 13, 1994, the Company was delisted from NASDAQ because the Company's equity fell below the required $1,000,000 on June 30, 1994. The following table sets forth, for the periods indicated, the range of high and low bid prices for the Common Stock as reported by the NASD's OTC Bulletin Board(R). The quotes represent "Inter-dealer" prices without adjustment or markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                                      COMMON
                                                                      STOCK
                                                              ----------------------
                                                                  HIGH          LOW
                                                                  ----          ---
YEAR ENDING DECEMBER 31, 1995
  First Quarter.............................................      15/32         1/6
  Second Quarter............................................    1               11/32
  Third Quarter.............................................      11/16         1/4
  Fourth Quarter............................................      1/2           15/16

YEAR ENDING DECEMBER 31, 1996
  First Quarter.............................................      25/32         3/8
  Second Quarter............................................    2 13/16         5/8
  Third Quarter.............................................    2 1/4         1
  Fourth Quarter............................................    2               7/8

     As of October 28, 1996, there were approximately 310 holders of record and approximately 2,500 additional beneficial shareholders of the Company's common stock. The closing Inter-dealer prices for the Company's common stock on March 20, 1997 was $1.18.

     To date the Company has not paid any dividends on its common stock. The payment of future dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, as well as, other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

RECENT SALES OF UNREGISTERED SECURITIES.

     Pursuant to Section 4(2) of the Securities Act, in March 1997 the Company issued 125 shares of its Series C Convertible Preferred Stock, par value $.001 per share, to Nelson Partners for a total purchase price of $2,500,000, or $20,000 per share. For a more detailed description of the terms of this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Events."

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the consolidated financial statements of the Company. The Company declared no common stock dividends during any period presented. The operating results of Freedom Machine, Inc. and Cathlab Corporation since the respective dates of acquisition are included in the selected operating statement data below. This data should be read in conjunction with the consolidated financial statements included elsewhere herein.

SELECTED OPERATING STATEMENT DATA:

                                FISCAL          FISCAL          FISCAL          FISCAL          FISCAL        INCEPTION,
                                 YEAR            YEAR            YEAR            YEAR            YEAR        SEPT. 4, 1984
                                 ENDED           ENDED           ENDED           ENDED           ENDED          THROUGH
                             DEC. 31, 1996   DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993   DEC. 31, 1992   DEC. 31, 1996
                             -------------   -------------   -------------   -------------   -------------   -------------
Sales, Net.................  $    579,533     $   660,770     $   637,375    $    826,590     $   610,379    $  3,314,647
Cost of Sales..............      (420,838)       (649,355)       (782,729)       (960,232)       (419,752)     (3,232,906)
Interest Income............         4,252           7,239             902          23,663          39,176         109,734
Other Income (Expense).....      (114,762)      1,561,203(2)      (56,209)(1)        1,353         69,926       1,916,784
Interest Expense...........      (313,914)       (276,688)       (182,606)     (1,261,203)       (361,539)     (2,695,438)
Research & Devel.
  Expense..................      (640,792)       (537,962)     (1,167,773)     (2,397,405)     (1,692,793)     (7,249,993)
Selling, General & Admin.
  Expense..................    (1,718,595)     (2,169,591)     (2,235,116)     (4,381,165)     (2,898,836)    (15,456,935)
Distributor Settlement.....            --              --              --              --      (1,080,915)     (1,080,915)
                             ------------     -----------     -----------    ------------     -----------    ------------
Net Loss...................  $ (2,625,116)    $(1,404,384)    $(3,786,156)   $ (8,148,399)    $(5,734,354)   $(24,375,022)
Less Preferred Stock
  Dividends................    (1,183,413)             --              --              --              --      (1,183,413)
                             ------------     -----------     -----------    ------------     -----------    ------------
Net Loss Available to
  Common Shareholders......  $ (3,808,529)    $(1,404,384)    $(3,786,156)   $ (8,148,399)    $(5,734,354)   $(25,558,435)
                             ============     ===========     ===========    ============     ===========    ============
Net Loss per Common Share..  $       (.34)    $     (0.15)    $     (0.46)   $      (1.62)    $     (1.66)
                             ============     ===========     ===========    ============     ===========
Average Number of Common
  Shares Outstanding.......    11,310,592       9,362,198       8,188,980       5,041,698       3,459,001
                             ============     ===========     ===========    ============     ===========

---------------

(1) Other expense in December 31, 1994 includes the write-off of the Superstat assets. See "Item 1 -- Business -- Products."

(2) Other income in December 31, 1995 includes $1,000,000 forfeited escrow deposit received from USSC and sale of OmniCath(R) EPO patent to Guerbet. -- See "Item 1 -- Business -- Marketing Plans and Arrangements."

SELECTED BALANCE SHEET DATA:

                                                                            DECEMBER 31
                                            ---------------------------------------------------------------------------
                                                1996            1995            1994            1993           1992
                                            ------------    ------------    ------------    ------------    -----------
Working Capital (Deficit).................  $   (256,206)   $ (3,827,287)   $ (3,246,020)   $ (1,057,831)   $(1,536,621)
Total Assets..............................     3,069,151       1,883,278       2,445,076       4,000,345      5,424,303
Long-Term Debt, Net of Current
  Maturities..............................       110,472              --             611           2,784         16,679
Capital Lease Obligations, Net of Current
  Maturities..............................       302,766           7,095          18,033         485,580        433,211
Total Liabilities.........................     2,940,556       4,685,133       4,002,192       2,761,942      4,243,538
Preferred Stock...........................             3              --              --              --             10
Deficit Accumulated During the Development
  Stage...................................   (24,375,022)    (21,749,906)    (20,345,522)    (16,559,366)    (8,410,967)
Total Stockholders' Equity (Deficit)......       128,595      (2,801,855)     (1,557,116)     (1,238,403)     1,180,765

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through December 31, 1996, the Company had an accumulated deficit of $24,375,022.

  Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

     During the year the Company made substantial investments in five key areas. First, we consolidated all manufacturing operations into our Irvine, California facility, enabling us to increase our manufacturing capabilities and efficiencies. Secondly, investments were made in our manufacturing infrastructure resulting in productivity improvements. Third, we invested in product development and clinical investigational programs to further the advancement of our core product technologies. Fourth, we invested in the expansion of our sales and marketing efforts by implementing new marketing programs. Finally, we invested considerable time and effort in reshaping our balance sheet via a debt to equity conversion and the raising of additional equity capital via private placements.

     Net sales decreased $81,237 or 12.3% for 1996 compared to 1995. The decline is due to delays encountered in product registrations in international markets by the Company's newly appointed international distributors, discontinued product lines and limited international OmniCath(R) sales due to U.S. OmniCath(R) clinical trial needs. Foreign export sales decreased to 60% in 1996 compared to 81% in 1995.

     Gross profit margins increased to 27.4% in 1996 compared to 1.7% in 1995. This increase is due primarily to better inventory management, decrease in factory overhead and increased productivity of the plant. In February 1996 the Company hired a director of manufacturing to assess the inefficiencies in the current system and to ready the plant for increased production. "See Liquidity and Capital Resources" below.

     Total selling, general and administrative expenses decreased during 1996 to $1,718,595 from $2,169,591. The overall decrease is due to several factors. The Company subleased 3,000 square feet of the Cathlab facility to an unrelated party in January 1996 and downsized the corporate headquarters and consolidated all manufacturing activities, technical support and research and development in the Irvine, California facility. In addition, the Company renegotiated the Cathlab facility lease in August 1996 for an additional $16,000 in savings in 1996 and an annual savings of $48,000.

     Research and development expenses increased 19.1% to $640,792 in 1996 compared to $537,962 in 1995. The increase is primarily attributed to the Company's efforts to initiate U.S. clinical trials for the OmniCath(R). These expenses are expected to increase in the future as the Company's products approach commercial viability and will be funded by increased revenue generated through Cathlab Division sales or from the sale of ancillary technologies or through joint development agreements with strategic partners.(1)

     Interest expense increased 13.5% to $313,914 in 1996. This is primarily due to the obligation due USSC. The Note, originally due January 20, 1996, was subsequently extended to September 1996. Monthly payments were made from March through August 1996. The Company borrowed sufficient funds in September 1996 to repay the Note timely. These loans were repaid in full in November 1996.

  Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

     During the fiscal year ended December 31, 1995, the Company had net sales of $660,770, compared to net sales of $637,375 for 1994, an increase of 3.6%. Of net 1995 sales, $568,522 or 86.04% resulted from sales of Cathlab's catheter products, $29,849 or 4.52% resulted from sales of Freedom's catheter hole punches, and $62,399 or 9.44% resulted from other sales. See "Liquidity and Capital Resources" below. International sales

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

accounted for approximately 81.29% of total 1995 sales, consisting primarily of sales of the Cathlab products in Europe and Central and South America, and American BioMed products to Europe.

     Cost of sales was $649,355 or 98.3% of total sales during 1995, compared to $782,729 or 122% of total sales during 1994. These high percentages are due in large measure to the lower than expected profit margins as well as much lower than expected production while fixed manufacturing expenses were still incurred. See "Liquidity and Capital Resources" below.

     The Company's selling, general and administrative expenses decreased during 1995 to $2,169,591 compared to $2,235,116 in 1994. The decrease from 1994 was primarily due to reduction in personnel and significantly limiting the amount expended on advertising and promotion.

     A significant portion of the Company's expenditures to date have been on research and development, particularly with respect to the OmniCath(R), OmniStent(TM), Evert-O-Cath(TM) and heart pumps. Research and development expenses totaled $537,962 during the year ended December 31, 1995, compared to $1,167,773 for 1994.

     The Company's interest expense increased to $276,688 in 1995 from $182,606 in December 1994. The increase in 1995 was due primarily to late charges incurred in connection with delinquent payments related to its lease obligations due Aberlyn Capital Management Limited Partnership. See "Liquidity and Capital Resources," below.

     For the period from inception to December 31, 1995, the Company's other income of $2,031,546 consisted primarily of $400,000 received from Guerbet in 1991 in connection with the development of certain of the Company's products, proceeds of $49,900 received from the initial phase of a grant obtained from the National Institute of Health during 1992 in connection with the development of certain of the Company's heart pumps, $47,244 in settlement of accounts payable to certain vendors, and $80,000 amortization of the license fee received from Wright Medical Technologies, Inc. On May 1, 1995, the Company and United States Surgical Corporation ("USSC"), a Delaware corporation, entered into an Option Agreement (the "Option Agreement"), pursuant to which USSC was granted a 90-day option to purchase the Company's technologies for stents (including the OmniStent(TM)), atherectomy catheters (including the OmniCath(R) Atherectomy Catheter), toposcopic catheters (including the Evert-O-Cath(TM) Drug Delivery catheter) and all intellectual property rights, inventory, equipment and goodwill related thereto (collectively, the "Assets"). Upon execution of the Option Agreement, USSC paid $2.0 million to the Company (the "Initial Payment") in consideration of the option and in partial consideration of the purchase price.

     On July 20, 1995, USSC elected not to exercise its option to acquire certain assets. As a result, the Company retained $1.0 million of the Initial Payment as a forfeited option fee. The other $1.0 million was payable to USSC plus interest at 10% per annum beginning July 20, 1995 (the "Note"). The Note, originally due January 20, 1996 which was collateralized by the Company's stent technology, was extended to March 15, 1996.

     The remaining $494,676 was realized on August 11, 1995 when the Company sold the European patent for the OmniCath(R) atherectomy catheter for a purchase price of $500,000 cash to Guerbet S.A. of France.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficiency as of December 31, 1996 of $256,206, an improvement of $3,571,081. At December 31, 1996, the Company had cash and cash equivalents of $1,183,613 compared to $9,177 at December 31, 1995.

     The net cash used by operating activities of $1.6 million was 10% more than in 1995. In 1996 the cash flow was favorably impacted by the negotiations of debt to equity conversions of approximately $1.5 million with various stockholders, vendors and a bank. In addition, two consultants were paid in stock rather than cash.

     The Company plans to install vendor upgrades for each of its computer-based applications that will accommodate the millennium change. The Company does not believe that the millennium change will have an adverse impact on its operations.

     Capital expenditures in 1996 were $46,773 and included new computers and leasehold improvements to the Cathlab facility to facilitate the relocation of the research and development activities from Texas. The Company expects capital expenditures in 1997 to increase to approximately $150,000 for additional computers, accounting software upgrades, manufacturing equipment and molds.

     In February 1996, the Company and Zanett, a financial consulting firm, signed an agreement whereby Zanett agreed to assist the Company in raising capital pursuant to an offering of the Company's equity securities. (See "Related Party Transactions"). Funds of approximately $1.7 million were raised in the first offering. An additional $1.5 million was received pursuant to an offering of the Company's securities in November 1996.

     On May 28, 1996, Aberlyn and the Company reached an agreement to restructure the Leases which resulted in a revised schedule of lease payments over a twenty-four month period, with the initial payment commencing on June 1, 1996. In addition, 115,000 shares of common stock were issued in payment of consulting fees, investment banking service fees and accumulated miscellaneous expenses totaling $115,728.

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

     In September 1996, the balance of the USSC note was paid from the proceeds received in connection with the issuance of promissory notes (the "Notes") in the amount of $835,576 to a group of foreign stockholders. The Notes, bearing interest at 10% per annum and collateralized by the Company's OmniStent(TM), Evert-O-Cath(TM) and Cardiac Assist technologies, matured October 17, 1996, payable in U.S. Dollars. The Notes were paid in full in November 1996.

     Cash proceeds of $97,000 from the exercise of options, $391,325 from the exercise of warrants and $3,231 from the purchase of stock by individuals were received in 1996.

     In December 1996, the Company received proceeds of $1 million from a 30-day note payable to bridge any potential funding shortfalls (regarding clinical trial costs) until such time as warrants were exercised or new equity funding was received. Interest of 12% per year is payable in either cash or stock in January 1997. The note was paid in full in January 1997 and the interest was paid by the issuance of 11,722 shares of common stock.

     As a result of Securities and Exchange Commission guidance issued in early 1997 with respect to beneficial conversion features in connection with the issuance of convertible preferred stock, the Company was deemed to recognize noncash preferred stock dividends totaling approximately $1.2 million in fiscal year 1996. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of the Series A and B calculated as of the date of the sale of such stock.

     The Company requires additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral and A-V fistula use, to enter into marketing and distribution arrangements for the OmniCath(R), to commence and continue the development of other products which include the OmniStent(TM), Evert-O-Cath(TM), and other products as well as product enhancements to its existing 100%-silicone balloon catheters, the OmniCath(R), Evert-O-Cath(TM) and OmniStent(TM) and to expand its manufacturing and distribution abilities with respect to the Cathlab products. Research and development expenditures for 1997, including amounts for clinical affairs, are expected to be approximately $1.2 million. If the Company experiences delays in the introduction, manufacturing or sale of the OmniCath(R), or if the OmniCath(R) does not achieve market acceptance for any reason, substantial additional financing may be required by the Company to continue its operations, and to improve, complete the development of, obtain regulatory approvals for, and manufacture or market products(1). The Company receives some revenues and expects to continue to receive revenues from the sale of Cathlab's products. The Company anticipates that Cathlab's revenues should increase significantly during 1997; however, this increase will not be sufficient to satisfy the Company's funding needs(1). There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such funding is not obtained, the Company's research and development projects will be delayed or scaled back. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately must achieve profitable operations.

     Though still a developmental stage company engaged in the development, manufacture and marketing of medical devices, the Company has ten products presently available to market and has formulated a comprehensive business strategy which it believes will enable it to capitalize on its technologies and on developing trends in the healthcare industry. The Company launched an aggressive cost reduction campaign which has drastically reduced operating expenses. At the same time the Company initiated efforts to revamp its existing distribution network by replacing underperforming distributors with professional domestic and international distributor organizations, thereby creating a world-class distributor network. Management believes it will be able to raise the capital necessary to fund the commercialization efforts of its existing technologies and current working capital for the foreseeable future by "unbundling" its core technologies and identifying a prestigious international healthcare corporation for each technology/product in a specific international market(1).

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

SUBSEQUENT EVENTS

     Pursuant to Section 4(2) of the Securities Act, in March 1997 the Company issued 125 shares of its Series C Convertible Preferred Stock, par value $.001 per share (the "Series C Preferred") to Nelson Partners, an unaffiliated investor, for a total purchase price of $2,500,000, or $20,000 per share. The proceeds of the sale will be used to fund clinical trials, research and development projects and general working capital. The Series C Preferred, which bears no dividends and confers no voting rights, is of equal rank with shares of the Series A Preferred and the Series B Preferred and senior to the Company's other equity securities (except with the consent of the majority of the holders of Series C Preferred). The Series C Preferred is convertible at any time on or after 120 days after the initial date of issuance at the option of the holder into a number of shares of common stock (the "Series C Conversion Shares") based on a formula as defined in the purchase agreement.

     The Series C conversion price is the lesser of (i) $1.75 (adjusted if there is a lock up in effect) or (ii) the average of the closing bid price for the common stock for the five consecutive trading days immediately preceding the date the election to convert is made (the "Series C Conversion Price"). The number of Series C Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. On March 1, 2000 any outstanding shares of the Series C Preferred will be automatically converted based on the Series C Conversion Price then in effect.

     Registration rights were conferred upon the Series C Preferred requiring the Company to file an S-3 Registration Statement on or before the ninetieth day following the issuance date covering the resale of the Series C Conversion Shares.

---------------

1 The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

     In the event the Company effects a lock-up on the ability of the holders of the Series C Preferred to convert their shares into common stock, each such holder will be entitled to a warrant (the "Lock-Up Warrant") exercisable for that number of shares of common stock equal to (1/2) one-half of the number of shares of common stock which would have been issuable had such holder converted, and on the last day of the lock-up period will be entitled to an additional Lock-Up Warrant exercisable for that number of shares of common stock equal to one-half of the number of shares of common stock which would have been issuable had such holder converted. The exercise price of the Lock-Up Warrant is the fixed conversion price that is in effect at the time of issuance, but not subject to any adjustments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information pertaining to executive officers of the Company:

                  NAME                     AGE                   POSITION
                  ----                     ---                   --------
Steven B. Rash...........................  49     President and Chief Executive Officer
                                                  Chairman of the Board
Lawrence M. Hoffman......................  53     Director
Claudio Guazzoni.........................  34     Director
Richard S. Serbin........................  52     Director
Colene Stigler Blankinship...............  47     Controller and Chief Accounting Officer
                                                  Secretary and Treasurer

     STEVEN B. RASH has served as President, Chief Executive Officer and director of the Company since July 15, 1995. Mr. Rash was appointed Chairman of the Board on February 4, 1997. From 1994 until June 1995, Mr. Rash served as Vice President of Operations of Blue Rhino Corporation, an industrial products manufacturer. From 1992 to 1994, Mr. Rash served as President of the Technical Services Division of the Maxum Health Corporation, a company engaged in providing mobile MRI services. From 1989 to 1992, Mr. Rash served as the President of Intex Medical Technologies, Inc., a medical equipment manufacturer. Prior thereto, Mr. Rash held various positions with BOC Group, PLC, an international manufacturer of industrial gases and healthcare products and services. Mr. Rash holds an MBA from Southern Illinois University and served for four years in the U.S. Army, where he reached the rank of Captain.

     LAWRENCE M. HOFFMAN has served as a director of the Company since April 1991 and as Vice President of Corporate Relations from July 1990 to December 1991, when he was appointed Vice President of Business Development, a position he held until June 28, 1995. From March 28, 1995 until June 28, 1995, Mr. Hoffman served as the interim Treasurer. Mr. Hoffman is also President and Chief Executive Officer of Aberlyn Group, Inc., a financial consulting firm that he founded in 1989. Prior to founding Aberlyn Group, Inc., Mr. Hoffman was employed as Director of Corporate Finance at Monmouth Investments, a New Jersey-based securities brokerage firm. From January 1986 to May 1988, Mr. Hoffman served as Chairman of Nicholas, Lawrence & Co., a securities brokerage firm specializing in institutional trading and biotechnology companies. Mr. Hoffman holds a B.S. in Economics from New York University.

     CLAUDIO M. GUAZZONI has served as a director of the Company since March 7, 1996. Mr. Guazzoni is the President and Chief Executive Officer of Zanett Capital, Inc. ("Zanett") and has served in that capacity since 1993. He is engaged in the business of providing financial and strategic consulting services to business entities.

Prior to his service at Zanett, Mr. Guazzoni was a Money Manager with Delphi Capital Management, Inc. in 1992 and an associate with Salomon Brothers, Inc. from 1985 to 1991.

     RICHARD S. SERBIN has served as a director of the Company since July 17, 1996. Since 1991, Mr. Serbin has served as Executive Vice President and a director of Bio-Imaging Technologies, Inc. which provides specialized consulting services to pharmaceutical and biotechnology companies. From January 1991 to March 1992, Mr. Serbin was Chairman of the Board of Radius Scientific, Inc., a medical communications company which he founded. From June 1989 to January 1990, he served as President of Bradley Pharmaceuticals, Inc. and from September 1988 to May 1989, held the position of Senior Vice President of Lifetime Corporation, a holding company whose major asset, Kimberly Quality Care, is a provider of home healthcare and temporary nursing services. Mr. Serbin is a registered patent attorney, registered pharmacist, a member of the Board of Trustees of the Mountainside Hospital and a member of the Board of Health of Roseland, New Jersey. Mr. Serbin holds a B.S. from Rutgers College of Pharmacy, a J.D. from Seton Hall Law School and a LL.M in Trade Regulation from New York University School of Law.

     COLENE STIGLER BLANKINSHIP, CPA joined the Company February 7, 1995 as Controller and became the Chief Accounting Officer November 1995. She was elected Secretary and Treasurer on February 4, 1997. From 1992 through 1994, Ms. Blankinship served as Controller of Excel Resources, Inc., a gas marketing company in Houston, Texas. She has 13 years experience in public accounting which includes 9 years with the local firm of Tribolet, Fuller & Associates, P.C., Humble, Texas. Ms. Blankinship attended Texas Tech University and North Harris County College and is a CPA. Ms. Blankinship is a national director of the American Society of Women Accountants, a position she has held since July 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's best knowledge, upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Act of 1934, as amended, all required reports for fiscal year 1996 have been filed on a timely basis by reporting persons except for Mr. Serbin who was late in filing a Form 3 and Messrs. Hoffman and Guazzoni who were late in filing all their forms.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1996, for services during the fiscal years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM COMPENSATION
                                                                       -------------------------------
                        ANNUAL COMPENSATION                                   AWARDS           PAYOUTS
--------------------------------------------------------------------   ---------------------   -------
               (A)                  (B)      (C)      (D)      (E)        (F)         (G)        (H)         (I)
                                                              OTHER
                                                             ANNUAL    RESTRICTED   SHARES/                  ALL
                                                             COMPEN-     STOCK      OPTIONS/     LTP        OTHER
             NAME AND                      SALARY    BONUS   SATION     AWARD(S)      SARS     PAYOUTS   COMPENSATION
        PRINCIPAL POSITION          YEAR     ($)      ($)    ($)(1)       ($)         (#)        ($)         ($)
        ------------------          ----   -------   -----   -------   ----------   --------   -------   ------------
Steven B. Rash....................  1996   141,875            7,496
President, Chief Executive          1995    61,875(2)        19,941(3)              600,000(4)
Officer

---------------

(1) Cost of life insurance and auto allowance.

(2) Annual compensation of $135,000 prorated from July 16, 1995, when Mr. Rash began his service with the Company.

(3) Includes relocation expenses paid in the amount of $19,745.

(4) Represents options issued in connection with a three-year employment agreement, vesting on various dates during the term of the agreement. See "Employment Agreements."

     The following table sets forth certain information with respect to stock options granted during the fiscal year ended December 31, 1996 to each of the named executive officers.

                             STOCK OPTIONS GRANTED

                                                                                                    POTENTIAL REALIZABLE
                                                                                                     VALUE PER SHARE AT
                                                                                                      ASSUMED RATES OF
                                                        % OF                       CLOSING BID       STOCK APPRECIATION
                                                       TOTAL                         ON DATE          FOR OPTION TERM
                             DATE OF      NO. OF      OPTIONS       PRICE PER          OF           --------------------
           NAME               GRANT       SHARES      GRANTED         SHARE         GRANT(4)         5%             10%
           ----              -------      ------      --------      ---------      -----------      -----          -----
Steven B. Rash.............     --           --           --            --              --             --             --

     The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended December 31, 1996 by each of the named executive officers and the number and value of unexercised options held by such named executive officers as of December 31, 1996.

                AGGREGATED OPTION EXERCISES IN 1996 FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                       VALUE OF
                                                                    NUMBER OF         UNEXERCISED
                                                                   UNEXERCISED       IN-THE-MONEY
                                                                   OPTIONS AT         OPTIONS AT
                                        SHARES                   FISCAL YEAR-END    FISCAL YEAR-END
                                      ACQUIRED ON     VALUE       EXERCISABLE/       EXERCISABLE/
                                       EXERCISE      REALIZED     UNEXERCISABLE      UNEXERCISABLE
                NAME                      (#)          ($)             (#)                ($)
                ----                  -----------    --------    ---------------    ---------------
Steven B. Rash......................       0            0        150,000/450,000    131,250/393,750

EMPLOYMENT AGREEMENTS

     Steven B. Rash entered into a three-year employment agreement (the "Agreement") with the Company dated July 15, 1995. Pursuant to the Agreement, Mr. Rash is employed as President and Chief Executive Officer of the Company. The Agreement provides for a salary of $135,000 per year with annual increases plus bonuses of up to 50% and an option to purchase 600,000 shares of common stock. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year, with a cash bonus of $30,000 to be paid should the Company's revenues exceed $2 million in 1997. Options to purchase an additional 820,000 shares of common stock at $.50 per share were granted. Additionally, options previously granted under the original agreement which had not vested as of December 31, 1996 shall vest evenly over the next three years.

COMPENSATION COMMITTEES INTERLOCKS AND INSIDER PARTICIPATION

     Until June 1995, the Company did not have a Compensation Committee. Compensation matters were determined by the Board of Directors. In June 1995, the Board created and appointed a Compensation Committee. Effective November 26, 1996 the Board of Directors elected Messrs. Hoffman and Guazzoni to serve on the Compensation Committee. Mr. Hoffman is a consultant of the Company and was Vice President of Corporate Relations from July 1990 to December 1991 and from December 1991 to June 28, 1995 served as Vice President of Business Development. In addition, Mr. Hoffman served as the Company's interim Treasurer from March 28, 1995 until June 28, 1995. (See Item 13, "Certain Relationship and Related Transactions.")

COMPENSATION OF DIRECTORS

     It has been the Company's policy to compensate the directors only for their reasonable travel expenses in relation to in-person board meetings and stockholder meetings. Effective November 22, 1996 the directors will each also receive an option to purchase 12,000 shares of common stock at $1.00 per share, to be vested November 22, 1997. For each board meeting attended, either telephonically or in person, the directors will also receive options to purchase 2,000 shares of common stock. The Chairman of the Board will receive an option to purchase 15,000 shares of common stock vested upon issuance. At December 31, 1996 no one had been elected Chairman of the Board. New officers were elected February 4, 1997 at which time Mr. Rash became Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 20, 1997, regarding the beneficial ownership of the common stock by (i) each person or group known to the Company to beneficially own more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) certain executive officers, individually, and (iv) all directors and officers as a group. As of March 20, 1997, the Company had issued and outstanding 14,260,001 shares of common stock.

          NAME AND ADDRESS OF                AMOUNT AND NATURE OF
          BENEFICIAL OWNER(1)             BENEFICIAL OWNERSHIP(2)(3)    PERCENT OF CLASS
          -------------------             --------------------------    -----------------
STEVEN B. RASH..........................            151,900(4)                 1.1%
LAWRENCE M. HOFFMAN.....................            953,674(5)                 6.4%
     18 Winter Place
     Aberdeen, NJ
CLAUDIO GUAZZONI........................            274,139(6)(7)              1.9%
     10 E. 76th Street
     New York, NY
All Directors and Officers as a Group (4
  persons)..............................          1,385,713(8)                 8.9%

---------------

(1) Unless otherwise specified, the address of each beneficial owner is American BioMed, Inc., 10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas 77380.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(3) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants or other convertible securities.

(4) Includes 150,000 shares which may be acquired within 60 days upon the exercise of vested options.

(5) Includes 425,000 shares issuable upon the exercise of warrants held by Aberlyn Capital Management ("Aberlyn Partnership"). Mr. Hoffman owns a limited partnership interest in Aberlyn Partnership, and is an officer, director and stockholder of Aberlyn Capital Management, Inc., which is a general partner of Aberlyn Partnership. Also, includes 225,000 shares which may be acquired within 60 days upon the exercise of options by Mr. Hoffman.

(6) Includes 249,139 shares issuable upon the exercise of warrants held by Zanett Capital. Mr. Guazzoni is President and Chief Executive Officer of Zanett Capital, Inc.

(7) Includes 25,000 shares issuable upon the exercise of warrants held by Zanett Securities. Mr. Guazzoni is a 50% owner of Zanett Securities.

(8) Includes 1,076,139 shares which may be acquired within 60 days upon the exercise of options or warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the period from inception, September 4, 1984, to December 31, 1996, the Company made payments for legal, engineering and consulting services and products and supplies provided by certain stockholders which amounted to $1,082,072. Of this amount, $37,500, $50,000 and $152,250 related to the years ended December 31, 1996, 1995 and 1994, respectively.

     On August 23, 1995 the Company sold its proprietary OmniCath(R) atherectomy EPA patent to Guerbet SEA., a stockholder of the Company, of Paris, France for $500,000 cash.

     Steven B. Rash entered into a three-year employment agreement with the Company, dated as of July 15, 1995 (the "Agreement"). Pursuant to the Agreement, Mr. Rash is employed as President and Chief Executive Officer of the Company. The Agreement provides for a salary of $135,000 per year with annual increases, plus bonuses of up to fifty percent, and options to purchase 600,000 shares of common stock. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year, with a cash bonus of $30,000 to be paid should the Company's revenues exceed $2 million in 1997. Options to purchase an additional 820,000 shares of common stock at $.50 per share were granted. Additionally, options previously granted under the original agreement which had not vested as of December 31, 1996 shall vest evenly over the next three years.

     Lawrence M. Hoffman, currently a director, stockholder and paid consultant of the Company and formerly a Vice President, is a limited partner of Aberlyn Capital Management Limited Partnership ("Aberlyn") and is an officer, director and stockholder of Aberlyn Capital Management, Inc., the general partner of Aberlyn. Effective December 31, 1992, the Company and Aberlyn entered into a Patent Assignment and License Agreement (the "Patent and License Agreement") pursuant to which the Company assigned patents owned by the subsidiary, Cathlab Corporation (the "Cathlab Patents"), to Aberlyn in return for $500,000. The Cathlab Patents were exclusively licensed back to the Company for three years for a monthly license fee of $16,355, after which Aberlyn was required to reassign the Cathlab Patents to the Company in exchange for $50,000. Under its terms, if the Company declined to purchase the Cathlab Patents, the Patent and License Agreement would automatically be extended for an additional nine months for a monthly license fee of $17,099, after which the Cathlab Patents would automatically revert back to the Company.

     The Company and Aberlyn entered into an equipment lease effective May 13, 1993 (the "Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $205,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $6,706, after which Aberlyn was required to return the equipment to the Company in exchange for $20,500. Under the terms, if the Company opted not to purchase the equipment, the Equipment Lease would automatically be extended for an additional three months for a monthly payment of $7,011, after which the equipment would automatically revert back to the Company.

     Effective August 13, 1993, the Company and Aberlyn entered into an additional equipment lease (the "Second Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $100,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $3,271, after which Aberlyn was required to return the equipment to the Company in exchange for $10,000. If the Company declined to purchase the equipment, the term of the Second Equipment Lease was to be automatically extended or an additional three months for a monthly payment of $3,420, after which the equipment would automatically revert back to the Company.

     The Company and Aberlyn entered into an agreement effective March 28, 1994 whereby the terms of the Patent and License Agreement, the Equipment Lease and the Second Equipment Lease were modified. The payment terms of the license fee pursuant to the Patent and License Agreement were revised to semiannual payments of $97,445 and the payment terms of the Equipment Lease were similarly revised to semiannual payments of $39,100 and $20,281, respectively. In consideration to Aberlyn for making these modifications, the Company issued warrants to Aberlyn to purchase 150,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable over a five-year period. On May 28, 1996, Aberlyn and the

Company reached an agreement to restructure the Leases which resulted in a revised schedule of lease payments over a twenty-four month period, with the initial payment commencing on June 1, 1996. The payments were based on an outstanding principal amount of approximately $500,000 and total accrued interest of approximately $148,000. In addition, 115,000 shares of common stock were issued in payment of consulting fees, investment banking service fees and accumulated miscellaneous expenses totaling $115,728.

     On February 18, 1996, the Company and Zanett Capital, Inc. ("Zanett"), a financial consulting firm, signed an agreement whereby Zanett agreed to help the Company raise capital pursuant to an offshore private placement of equity. Claudio M. Guazzoni, a member of the Company's Board of Directors, is Zanett's President and Chief Executive Officer. As a retainer for availability of services by Zanett, the Company agreed to grant Zanett warrants to purchase shares of common stock at a rate of 1 for every 10 shares of common stock or warrants issued in connection with equity and bridge financings raised by Zanett. Each of the warrants will be exercisable at an exercise price of $0.50 per share for five years from the date it is granted, which shall be the date of the closing of the particular equity or bridge financing in question. During 1996 through the efforts of Zanett, the Company sold 1,250,001 shares of common stock, 1,390 shares of Series A Preferred and 1,500 shares of Series B Preferred pursuant to Regulation S of the Securities Act of 1933, as amended. In connection with these placements, the Company issued warrants to purchase 811,310 shares of common stock to unrelated third-parties upon assignment of such warrants by Zanett. In addition a 10% placement fee of approximately $319,000 has been paid to Zanett or their designated representative in connection with the sale of the Series A and Series B Preferred.

     In September 1996, Zanett was granted a warrant to purchase 25,000 shares of common stock at $.9375 in connection with the placement of bridge financing. The warrants are exercisable for five years.

     The Company does not have a policy against employing relatives. During the years ended December 31, 1996, 1995 and 1994, the Company paid salaries and wages to relatives of officers of the Company amounting to $22,692, $51,600, and $88,776, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. and d. Financial Statements and Financial Statement Schedule

     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on Page F-1 herein.

     b. Reports on Form 8-K

     None.

     c. Exhibits

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1            -- Agreement and Plan of Merger among American BioMed, Inc.,
                            ABI Acquisition, Inc. and Cathlab Corporation dated March
                            30, 1992(3)
          3.1            -- Certificate of Incorporation.(1)
          3.2            -- By-laws.(1)
          3.3            -- Certificate of Designations, Preferences and Rights of
                            1996 Series A Convertible Preferred Stock(5)
          3.4            -- Certificate of Designations, Preferences and Rights of
                            1996 Series B Convertible Preferred Stock(5)
          3.5            -- Certificate of Designations, Preferences and Rights of
                            1997 Series C Convertible Preferred Stock(7)
          4.2            -- Specimen Common Stock Certificate(1)
         10.17           -- Summers Note, dated September 1990, between the Company and David P. Summers, as amended(1)
         10.28           -- 1992 Stock Option Plan of the Company and forms of
                            incentive stock option agreement and non-qualified stock
                            option agreement(2)
         10.57           -- Patent License, Research & Development Agreement between
                            Wright Medical Technology, Inc. and American BioMed,
                            Inc.(2)
         10.69           -- Stipulation of Settlement, Scott Printing Corporation v.
                            American BioMed, Inc.(4)
         10.70           -- Employment contract with Steven B. Rash(4)
         10.71           -- Purchase of Technology Agreement, Guerbet, S.A.(4)
         10.73           -- Corporate Communications Settlement Agreement(4)
         10.74           -- Distribution Agreement with Horizon Medical(4)
         10.80           -- 1996 Incentive Stock Option Plan(6)
         10.81           -- Aberlyn Restructure Agreement
         10.82           -- Securities Purchase Agreement between the Company and
                            certain investors relating to the issuance and sale of
                            the 1996 Series A Convertible Preferred Stock(7)
         10.83           -- Securities Purchase Agreement between the Company and
                            certain investors relating to the issuance and sale of
                            the 1996 Series B Convertible Preferred Stock(7)
         10.84           -- Securities Purchase Agreement between the Company and
                            certain investors relating to the issuance and sale of
                            the 1997 Series C Convertible Preferred Stock(7)
         11.1            -- Computation of (Loss) per Common Share
         21.1            -- Subsidiaries of the Registrant
         23.1            -- Consent of Coopers & Lybrand L.L.P.
         27              -- Financial Data Schedule

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 33-424372, dated August 4, 1992.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to the Company's Current Report on Form 8-K for April 30, 1992.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(6) Incorporated by reference to the Company's Proxy Statement for the November 22, 1996 Annual Meeting.

(7) To be filed by amendment.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULE

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets at December 31, 1996 and 1995...  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994 and for the period from
  inception, September 4, 1984, to December 31, 1996........  F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the period from inception to December 31,
  1993, for the years ended December 31, 1996, 1995 and 1994 and for the period from inception, September 4, 1984, to
  December 31, 1996.........................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994, and for the period from
  inception, September 4, 1984, to December 31, 1996........  F-7
Notes to Consolidated Financial Statements..................  F-8
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
Report of Independent Accountants...........................  F-27
Schedule II -- Valuation and Qualifying Accounts............  F-28

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, which are not presented, are not required under the related instructions or are inapplicable, and therefore have been omitted.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
American BioMed, Inc.:

     We have audited the accompanying consolidated balance sheets of American BioMed, Inc. and Subsidiaries (the "Company") (a development stage enterprise) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period from inception, September 4, 1984, to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American BioMed, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, and for the period from inception, September 4, 1984, to December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 18 to the consolidated financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development and developing markets for its products. Consequently, as shown in the accompanying consolidated financial statements through December 31, 1996, the Company had a cumulative loss of $24,375,022 since its inception and had a working capital deficit of $256,206 at December 31, 1996. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company's continued existence is dependent upon its ability to obtain additional working capital, to develop and market its products and, ultimately, upon its ability to attain profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                            COOPERS & LYBRAND L.L.P

Houston, Texas
March 21, 1997

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                              1996            1995
                                          ------------    ------------
                 ASSETS
Current assets:
  Cash and cash equivalents.............  $  1,183,613    $      9,177
  Accounts receivable, trade, net of
    allowance for doubtful accounts of
    $57,500 and $45,480 for 1996 and
    1995, respectively..................       168,359         158,713
  Accounts receivable, other............        19,848          32,064
  Inventories...........................       462,097         370,130
  Prepaid expenses......................       277,195          60,667
                                          ------------    ------------
         Total current assets...........     2,111,112         630,751
Property and equipment, net.............        81,315         200,736
Patents, net of accumulated amortization
  of $870,014 and $799,043 in 1996 and
  1995, respectively....................       164,655         204,812
Goodwill, net of accumulated
  amortization of $574,391 and $451,308
  in 1996 and 1995, respectively........       656,444         779,528
Other assets............................        55,625          67,451
                                          ------------    ------------
         Total assets...................  $  3,069,151    $  1,883,278
                                          ============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
                (DEFICIT)
Current liabilities:
  Notes payable, banks..................                  $    235,000
  Notes payable to stockholders and
    others..............................  $  1,278,485       1,831,322
  Current maturities of long-term
    debt................................        38,404
  Current maturities of capital lease
    obligations.........................       266,078         512,712
  Accounts payable......................       301,184       1,283,020
  Accrued liabilities...................       483,167         595,984
                                          ------------    ------------
         Total current liabilities......     2,367,318       4,458,038
Long-term debt, net of current
  maturities............................       110,472
Capital lease obligations, net of
  current maturities....................       302,766           7,095
Deferred revenue........................       160,000         220,000
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value,
    2,000,000 shares authorized,
    Series A: Convertible preferred
     stock, 1,390 shares authorized,
     1,390 shares issued and outstanding
     at December 31, 1996, $1,000 per
     share or $1,390,000 aggregate
     liquidation preference.............             1
    Series B: Convertible preferred
     stock, 2,500 shares authorized,
     1,500 shares issued and outstanding
     at December 31, 1996, $1,000 per
     share or $1,500,000 aggregate
     liquidation preference plus an
     additional 10% per year from the
     date of issuance...................             2
  Common stock, $.001 par value,
    50,000,000 and 25,000,000 shares
    authorized in 1996 and 1995
    respectively, 13,544,019 and
    9,505,274 shares issued at December
    31, 1996 and 1995, respectively, of
    which 68,323 shares are held in
    treasury............................        13,544           9,505
  Additional paid-in capital............    24,741,670      19,190,146
  Deficit accumulated during the
    development stage...................   (24,375,022)    (21,749,906)
  Less treasury stock at cost, 68,323
    shares..............................      (251,600)       (251,600)
                                          ------------    ------------
         Total stockholders' equity
           (deficit)....................       128,595      (2,801,855)
                                          ------------    ------------
         Total liabilities and
           stockholders' equity
           (deficit)....................  $  3,069,151    $  1,883,278
                                          ============    ============

    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        INCEPTION
                                       ENDED           ENDED           ENDED        SEPTEMBER 4, 1984,
                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     TO DECEMBER 31,
                                        1996            1995            1994               1996
                                    ------------    ------------    ------------    ------------------
Sales, net........................  $    579,533    $   660,770     $   637,375        $  3,314,647
Cost of sales.....................      (420,838)      (649,355)       (782,729)         (3,232,906)
                                    ------------    -----------     -----------        ------------
Gross profit......................       158,695         11,415        (145,354)             81,741
                                    ------------    -----------     -----------        ------------
Operating Expenses:
  Selling, general and
     administrative...............    (1,718,595)    (2,169,591)     (2,235,116)        (15,456,935)
  Research and development........      (640,792)      (537,962)     (1,167,773)         (7,249,993)
  Distributor settlement..........            --             --              --          (1,080,915)
                                    ------------    -----------     -----------        ------------
                                      (2,359,387)    (2,707,553)     (3,402,889)        (23,787,843)
                                    ------------    -----------     -----------        ------------
          Loss from operations....    (2,200,692)    (2,696,138)     (3,548,243)        (23,706,102)
                                    ------------    -----------     -----------        ------------
Other income (expense):
Interest income...................         4,252          7,239             902             109,734
Interest expense..................      (313,914)      (276,688)       (182,606)         (2,695,438)
Other income (expense)............      (114,762)     1,561,203         (56,209)          1,916,784
                                    ------------    -----------     -----------        ------------
          Other income (expense),
            net...................      (424,424)     1,291,754        (237,913)           (668,920)
                                    ------------    -----------     -----------        ------------
          Net loss................  $ (2,625,116)   $(1,404,384)    $(3,786,156)       $(24,375,022)
          Less preferred stock
            dividends.............    (1,183,413)            --              --          (1,183,413)
                                    ------------    -----------     -----------        ------------
          Net loss available to
            common shareholders...  $ (3,808,529)   $(1,404,384)    $(3,786,156)       $(25,558,435)
                                    ============    ===========     ===========        ============
          Net loss per common
            share.................  $       (.34)   $     (0.15)    $     (0.46)
                                    ============    ===========     ===========
          Weighted average number
            of common shares
            outstanding...........    11,310,592      9,362,198       8,188,980
                                    ============    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

      CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                        PREFERRED STOCK        COMMON STOCK       ADDITIONAL     DURING THE       TREASURY STOCK
                                        ----------------   --------------------     PAID-IN     DEVELOPMENT    --------------------
                                         SHARES     PAR      SHARES       PAR       CAPITAL        STAGE        SHARES      COSTS
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Issuance of $1 par value common stock
  on September 4, 1984................                          1,000   $ 1,000
Redemption of $1 par value common
  stock...............................                         (1,000)   (1,000)
Issuance of $.001 par value common
  stock...............................                      1,000,000     1,000
Issuance of $.001 par value common
  stock at fair market value of
  services
  rendered............................                        100,000       100   $    19,900
Issuance of Series A preferred
  stock...............................   156,250   $ 156                              499,844
Issuance of common stock pursuant to a
  three-for-one stock split subsequent
  to December 31, 1990, retroactively
  applied.............................                      2,200,000     2,200        (2,200)
Redemption of common stock pursuant to
  a one-for 2.325 reverse stock split
  subsequent to December 31, 1990,
  retroactively applied...............                     (1,880,645)   (1,881)        1,881
Issuance of $.001 par value common
  stock in connection with Bridge
  Notes...............................                        182,000       182        45,318
Issuance of stock purchase warrants...                                                100,000
Sale of common stock, net of offering
  costs...............................                        800,000       800     3,059,472
Conversion of Series A preferred
  stock...............................  (156,250)   (156)     223,214       223           (67)
Conversion of $255,000 principal
  amount of debenture.................                         63,750        64       254,936
Exercise of underwriter's over
  allotment option, net of offering
  costs...............................                        111,700       112       483,367
Issuance of $.001 par value common
  stock in connection with acquisition
  of Freedom Machine, Inc.............                         60,000        60       206,940
Conversion of $385,000 principal
  amount of debentures................                         96,250        96       384,904
Issuance of $.001 par value common
  stock in connection with acquisition
  of Cathlab Corporation..............                        450,000       450     2,024,550
Issuance of $.001 par value common
  stock in connection with acquisition
  of VMS, Inc.........................                         27,777        28       124,971
Issuance of $.001 par value common
  stock in connection with 6%
  promissory notes....................                         58,576        59       263,533
Issuance of $.001 par value common
  stock in connection with purchase of
  assets of SuperStat, Inc............                         18,182        18        81,801
Issuance of $.001 par value common
  stock in connection with a $500,000
  loan from a bank....................                         79,365        79       357,064
Issuance of $.001 par value common
  stock in connection with Therex
  settlement..........................                         58,823        59       499,941
Issuance of Series B preferred stock,
  net of offering costs...............   287,500     288                            2,545,858
Exercise of stock purchase warrants...                        678,717       679     2,800,341
Issuance of $.001 par value common
  stock in connection with Therex
  settlement..........................                         77,000        77           (77)
Issuance of $.001 par value common
  stock in connection with consulting
  agreement...........................                         50,000        50       174,950
Exercise of stock options.............                        166,880       167        38,795
Reacquire $.001 par value common stock
  originally issued in connection with
  Therex settlement...................                                                                         (135,823)   (500,000)


                                           TOTAL
                                        ------------
Issuance of $1 par value common stock
  on September 4, 1984................  $      1,000
Redemption of $1 par value common
  stock...............................        (1,000)
Issuance of $.001 par value common
  stock...............................         1,000
Issuance of $.001 par value common
  stock at fair market value of
  services
  rendered............................        20,000
Issuance of Series A preferred
  stock...............................       500,000
Issuance of common stock pursuant to a
  three-for-one stock split subsequent
  to December 31, 1990, retroactively
  applied.............................
Redemption of common stock pursuant to
  a one-for 2.325 reverse stock split
  subsequent to December 31, 1990,
  retroactively applied...............
Issuance of $.001 par value common
  stock in connection with Bridge
  Notes...............................        45,500
Issuance of stock purchase warrants...       100,000
Sale of common stock, net of offering
  costs...............................     3,060,272
Conversion of Series A preferred
  stock...............................
Conversion of $255,000 principal
  amount of debenture.................       255,000
Exercise of underwriter's over
  allotment option, net of offering
  costs...............................       483,479
Issuance of $.001 par value common
  stock in connection with acquisition
  of Freedom Machine, Inc.............       207,000
Conversion of $385,000 principal
  amount of debentures................       385,000
Issuance of $.001 par value common
  stock in connection with acquisition
  of Cathlab Corporation..............     2,025,000
Issuance of $.001 par value common
  stock in connection with acquisition
  of VMS, Inc.........................       124,999
Issuance of $.001 par value common
  stock in connection with 6%
  promissory notes....................       263,592
Issuance of $.001 par value common
  stock in connection with purchase of
  assets of SuperStat, Inc............        81,819
Issuance of $.001 par value common
  stock in connection with a $500,000
  loan from a bank....................       357,143
Issuance of $.001 par value common
  stock in connection with Therex
  settlement..........................       500,000
Issuance of Series B preferred stock,
  net of offering costs...............     2,546,146
Exercise of stock purchase warrants...     2,801,020
Issuance of $.001 par value common
  stock in connection with Therex
  settlement..........................
Issuance of $.001 par value common
  stock in connection with consulting
  agreement...........................       175,000
Exercise of stock options.............        38,962
Reacquire $.001 par value common stock
  originally issued in connection with
  Therex settlement...................      (500,000)

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                            (DEFICIT) -- (CONTINUED)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                        PREFERRED STOCK        COMMON STOCK       ADDITIONAL     DURING THE       TREASURY STOCK
                                        ----------------   --------------------     PAID-IN     DEVELOPMENT    --------------------
                                         SHARES     PAR      SHARES       PAR       CAPITAL        STAGE        SHARES      COSTS
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Treasury stock reissued, 67,500 common
  shares at cost......................                                            $     1,600                    67,500     248,400
Issuance of 193,500 warrants in
  connection with 9% promissory
  notes...............................                                                574,176
Dividend requirement on Series B
  preferred stock.....................                                               (135,209)
Conversion of Series B preferred stock
  into $.001 par value common stock...  (287,500)  $(288)   1,268,465   $ 1,268       134,091
Sale of common stock for cash, net of
  offering costs......................                      1,500,000     1,500     3,501,299
Net loss for the period...............                                                          (16,559,366)
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Balance, December 31, 1993............        --      --    7,390,054     7,390    18,041,979   (16,559,366)    (68,323)   (251,600)
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Issuance of shares in connection with
  private placements..................                        684,395       684       566,734
Issuance of shares in connection with
  Officer subscription................                         40,000        40        31,460
Issuance of shares to an officer in
  connection with private placement...                         15,000        15         2,985
Exercise of stock options.............                        400,000       400       224,600
Issuance of shares to employees in
  lieu of salary......................                         11,500        12        11,738
Issuance of shares previously paid for
  but not issued......................                          8,548         9            (9)
Conversion of shareholder loan........                        111,111       111        49,889
Issuance of shares in payment of
  expenses............................                        117,812       118        70,396
Issuance of shares for services.......                        524,554       524        55,726
Additional accrual of expenses related
  to 1993 offering....................                                                (24,795)
Net loss for the year.................                                                           (3,786,156)
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Balance, December 31, 1994............        --      --    9,302,974     9,303    19,030,703   (20,345,522)    (68,323)   (251,600)
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Issuance of shares in connection with
  officer loan........................                          2,000         2
Issuance of shares to an officer in
  lieu of salary......................                         15,000        15         6,161
Issuance of shares in payment of
  expenses............................                         34,300        34        47,239
Issuance of shares in connection with
  private placement...................                        151,000       151        60,349
Issuance of options...................                                                 37,500
Issuance of warrants..................                                                  8,400
Other.................................                                                   (206)
Net loss for the year.................                                                           (1,404,384)
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Balance, December 31, 1995............        --      --    9,505,274     9,505    19,190,146   (21,749,906)    (68,323)   (251,600)
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Issuance of shares in connection with
  private placements, net of offering
  costs...............................     2,890       3    1,250,001     1,250     2,870,066
Exercise of stock options.............                        197,000       197       142,220
Exercise of warrants..................                        744,165       744       390,581
Issuance of options...................                                                237,087
Issuance of shares in payment of
  certain liabilities.................                      1,245,579     1,246     1,545,263
Issuance of shares for services.......                        600,000       600       366,900
Issuance of shares to individuals.....                          2,000         2         3,229
Other.................................                                                 (3,822)
Net loss for the year.................                                                           (2,625,116)
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Balance, December 31, 1996............     2,890   $   3   13,544,019   $13,544   $24,741,670   $(24,375,022)   (68,323)  $(251,600)
                                        ========   =====   ==========   =======   ===========   ============   ========   =========


                                           TOTAL
                                        ------------
Treasury stock reissued, 67,500 common
  shares at cost......................  $    250,000
Issuance of 193,500 warrants in
  connection with 9% promissory
  notes...............................       574,176
Dividend requirement on Series B
  preferred stock.....................      (135,209)
Conversion of Series B preferred stock
  into $.001 par value common stock...       135,071
Sale of common stock for cash, net of
  offering costs......................     3,502,799
Net loss for the period...............   (16,559,366)
                                        ------------
Balance, December 31, 1993............     1,238,403
                                        ------------
Issuance of shares in connection with
  private placements..................       567,418
Issuance of shares in connection with
  Officer subscription................        31,500
Issuance of shares to an officer in
  connection with private placement...         3,000
Exercise of stock options.............       225,000
Issuance of shares to employees in
  lieu of salary......................        11,750
Issuance of shares previously paid for
  but not issued......................
Conversion of shareholder loan........        50,000
Issuance of shares in payment of
  expenses............................        70,514
Issuance of shares for services.......        56,250
Additional accrual of expenses related
  to 1993 offering....................       (24,795)
Net loss for the year.................    (3,786,156)
                                        ------------
Balance, December 31, 1994............    (1,557,116)
                                        ------------
Issuance of shares in connection with
  officer loan........................             2
Issuance of shares to an officer in
  lieu of salary......................         6,176
Issuance of shares in payment of
  expenses............................        47,273
Issuance of shares in connection with
  private placement...................        60,500
Issuance of options...................        37,500
Issuance of warrants..................         8,400
Other.................................          (206)
Net loss for the year.................    (1,404,384)
                                        ------------
Balance, December 31, 1995............    (2,801,855)
                                        ------------
Issuance of shares in connection with
  private placements, net of offering
  costs...............................     2,871,319
Exercise of stock options.............       142,417
Exercise of warrants..................       391,325
Issuance of options...................       237,087
Issuance of shares in payment of
  certain liabilities.................     1,546,509
Issuance of shares for services.......       367,500
Issuance of shares to individuals.....         3,231
Other.................................        (3,822)
Net loss for the year.................    (2,625,116)
                                        ------------
Balance, December 31, 1996............  $    128,595
                                        ============

    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            INCEPTION,
                                                                                                           SEPTEMBER 4,
                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED      1984, TO
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995           1994           1996
                                                              ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(2,625,116)   $(1,404,384)   $(3,786,156)   $(24,375,022)
                                                              -----------    -----------    -----------    ------------
    Adjustments to reconcile net loss to cash used by
      operating activities
      Depreciation and amortization.........................      334,012        660,539        714,530       2,775,567
      Write off of goodwill.................................                     120,000                        120,000
      Expenses paid by transfer of equipment................                       3,380         33,754          37,134
      Loss (gain) on sale of assets.........................       24,972       (501,043)                      (476,071)
      Interest expense recorded upon issuance of common
        stock and warrants in connection with notes
        payable.............................................                                                  1,250,907
      Issuance of common stock and warrants for services....      604,587         53,245        138,515       1,066,347
      Write off of note receivable from officer.............                                                     25,000
      Noncash compensation..................................                      45,900                         45,900
      Gain on sale of investment securities.................                                                     (4,190)
      Distributor settlement................................                                                    625,915
      Write off of investment in joint venture..............                                                    227,256
      Write off of patents..................................          600                        78,567          79,167
      Write off of obsolete inventory.......................                      43,325                        367,688
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................        2,570        (97,115)       207,607        (130,649)
      Inventories...........................................      (91,967)       (74,007)       239,282        (924,224)
      Restricted cash.......................................                                    250,000
      Other assets..........................................       51,145        (57,495)         5,396         (12,946)
      Accounts payable......................................     (135,640)      (203,921)       627,239       1,004,808
      Accrued liabilities...................................      239,973        (12,142)       468,107         803,294
      Deferred revenue......................................      (60,000)       (60,000)       280,000         160,000
                                                              -----------    -----------    -----------    ------------
        Total adjustments...................................      970,252        (79,334)     3,042,997       7,040,903
                                                              -----------    -----------    -----------    ------------
        Net cash used by operating activities...............   (1,654,864)    (1,483,718)      (743,159)    (17,334,119)
                                                              -----------    -----------    -----------    ------------
Cash flows from investing activities:
  Capital expenditures......................................      (46,773)        (1,076)                      (435,226)
  Issuance of notes receivable..............................                                                    (85,000)
  Proceeds from repayment of notes receivable...............                                                     35,000
  Investments in patents....................................      (31,414)       (51,877)       (50,646)       (436,988)
  Investment in joint venture...............................                      (2,015)                      (229,271)
  Organization costs........................................                                                     (1,000)
  Purchase of investment securities.........................                                                     (4,391)
  Proceeds from sale of investment securities...............                                                      8,581
  Proceeds from sale of assets..............................        1,264        507,113                        508,377
  Cash acquired in acquisition of Freedom Machine...........                                                      6,338
  Cash acquired in acquisition of Cathlab Corporation.......                                                      6,446
                                                              -----------    -----------    -----------    ------------
        Net cash provided (used) by investing activities....      (76,923)       452,145        (50,646)       (627,134)
                                                              -----------    -----------    -----------    ------------
Cash flows from financing activities:
  Cash dividends on preferred stock.........................                                                       (138)
  Offering costs............................................     (322,859)                                     (652,653)
  Financing costs...........................................                                                    (59,309)
  Proceeds from notes payable to banks......................                                    268,880       2,333,880
  Proceeds from notes payable to stockholders...............       34,750                        40,912       1,225,921
  Proceeds from notes payable to others.....................    1,835,576      1,688,560         40,489       5,742,337
  Repayments of notes payable to bank.......................       (5,000)                     (250,000)     (2,070,000)
  Repayments of notes payable to stockholders...............     (286,260)                                     (822,992)
  Repayments of notes payable to others.....................   (1,932,618)      (614,145)       (22,961)     (4,775,017)
  Proceeds from patent assignment and leaseback.............                                                    500,000
  Proceeds from equipment assignment and leaseback..........                                                    305,000
  Principal payments under capital lease obligations........      (99,278)      (115,411)      (141,572)       (630,167)
  Proceeds from sale of debentures..........................                                                    640,000
  Proceeds from sale of preferred stock.....................    2,890,356                                     5,936,502
  Proceeds from sales of common stock and exercise of
    unregistered warrants...................................      694,556         60,500        601,918       8,734,317
  Proceeds from exercise of stock options...................       97,000                       200,205         336,167
  Treasury stock acquired...................................                                                   (500,000)
  Proceeds from issuance of registered stock purchase
    warrants................................................                                                    100,000
  Proceeds from exercise of registered stock purchase
    warrants................................................                                                  2,801,018
                                                              -----------    -----------    -----------    ------------
        Net cash provided by financing activities...........    2,906,223      1,019,504        737,871      19,144,866
                                                              -----------    -----------    -----------    ------------
Net increase (decrease) in cash and cash equivalents........    1,174,436        (12,069)       (55,934)      1,183,613
Cash and cash equivalents at beginning of period............        9,177         21,246         77,180
                                                              -----------    -----------    -----------    ------------
Cash and cash equivalents at end of period..................  $ 1,183,613    $     9,177    $    21,246    $  1,183,613
                                                              ===========    ===========    ===========    ============

    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     American BioMed, Inc. (the "Company") was incorporated on September 4, 1984, for the purpose of developing, manufacturing and marketing medical, surgical and diagnostic devices to health care providers that are high volume users of angioplasty, atherectomy and stent devices, third-party distributors and independent representatives geographically located in North and South America, Western Europe, the Middle East, the Far East and Southeast Asia, and are also the targeted markets for the Company's developed products. Domestic and foreign export sales comprise approximately 40% and 60% respectively, of the Company's sales. The Company faces competition from primarily two other companies. The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to research and development, developing markets for its products and raising capital to support these efforts. The following is a summary of the Company's significant accounting policies.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cathlab Corporation and Freedom Machine, Inc., after elimination of all intercompany accounts and transactions. Effective September 30, 1996, the Company dissolved Freedom Machine, Inc. and all remaining assets were transferred to the Company. The Company operates predominately in a single segment, which accounts for in excess of 90% of the Company's total revenues, loss and identifiable assets.

     The Company's financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets and liabilities that might be necessary should the Company be unable to continue in existence.

  Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company primarily invests its excess cash in deposits with major banks and other financial institutions, and at times, these deposits may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company selects depository institutions based upon management's review of the financial stability of the institution. For these short-term instruments, the carrying amount approximates estimated fair value.

  Inventories

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

  Property and Equipment

     Property and equipment are recorded at cost. Maintenance and repairs that do not improve or extend the life of the assets are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations when incurred. Depreciation for property and equipment is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and the modified accelerated cost recovery system for tax reporting purposes.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

  Technology and Patents

     Patents represent the cost of obtaining the rights to utilize and develop certain atherectomy catheters, heart-assist pumps and related devices. The costs of the patents are amortized using the straight-line method over the estimated useful lives of the patents (5 years). The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and changing customer needs. The Company believes that its future success will depend, in part, upon its ability to change, identify and develop technical innovations and apply them to new products designed for specific applications. The Company's success depends, in part, on its ability to continue to have patent protection for its products, maintain trade secret protection and operate without infringing on the proprietary rights of others. The Company intends to vigorously defend its patents against any infringements. The Company has been issued several patents and several others are pending, all of which were internally developed.

  Goodwill

     Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets at the date of acquisition and is being amortized using the straight-line method over ten years. The purchase price is allocated to assets and liabilities based upon their fair values. Amounts allocated to intangible assets are the same for financial and tax reporting purposes. The Company periodically compares the carrying value of its goodwill to the anticipated undiscounted future operating income from the businesses whose acquisition gave rise to the goodwill and for 1996 no impairment is indicated or expected.

  Long-Lived Assets

     In fiscal year 1996 the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the review of the Company's long-lived assets, adoption of SFAS 121 did not have a material impact on its financial position, results of operations or cash flows.

  Other Assets

     Other assets consist of the long-term portion of a two-year prepaid consulting agreement for investor relations services and long-term deposits.

  Revenue Recognition

     Revenue is recognized when products are shipped.

  Research and Development

     Research and development costs are expensed as incurred.

  Loss Per Share

     Loss per share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

  Concentration of Credit Risk

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral on its trade receivables. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Regulation

     The Company's medical equipment is subject to review by the United States Food and Drug Administration (the "FDA"). The FDA regulates and must approve the manufacture, distribution and promotion of medical devices in the United States. Various states and foreign countries in which the Company's products may be sold impose additional regulatory requirements. Certain of the Company's products have received marketing clearance from the FDA through the 510(k) Notification process, other products are pending FDA approval, and other products are being evaluated.

  Third-Party Reimbursement

     Hospitals, physicians and other health care providers that purchase medical devices for use in furnishing care to their patients, typically rely on third-party payors, principally Medicare, Medicaid, and private health insurance plans, to reimburse all or part of the costs or fees associated with the medical procedures performed. While the Company cannot predict the cost of its devices, or the procedures to be performed with its products, or the relative cost and efficacy of competing products or procedures, changes in third-party payor reimbursement practices regarding the procedures performed with medical devices sold by the Company may adversely affect the Company.

  Millennium Change

     The Company plans to install vendor upgrades for each of its computer-based applications that will accommodate the millennium change. The Company does not believe that the millennium change will have an adverse impact on its operations.

  Reclassifications

     Certain reclassifications have been made to prior year financial information in order to conform to current year presentation.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. INVENTORIES:

     Inventories consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Raw materials...............................................  $178,762    $146,901
Work in process.............................................   157,114     166,893
Finished Goods..............................................   126,221      56,336
                                                              --------    --------
                                                              $462,097    $370,130
                                                              ========    ========

3. PROPERTY AND EQUIPMENT, NET:

     Property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1995
                                                              ---------    ---------
Furniture and fixtures......................................  $  51,133    $  86,149
Machinery and equipment.....................................    627,917      571,943
Leasehold improvements......................................     15,673       46,493
Equipment under capital lease agreements....................     24,243      137,996
                                                              ---------    ---------
                                                                718,966      842,581
Less accumulated depreciation and amortization..............   (637,651)    (641,845)
                                                              ---------    ---------
                                                              $  81,315    $ 200,736
                                                              =========    =========

     Included in accumulated depreciation and amortization at December 31, 1996 and 1995 is $22,195 and $104,088, respectively, of accumulated amortization on equipment acquired under capital lease agreements. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was approximately $133,000, $191,000 and $313,000, respectively.

4. GOODWILL

     In November 1995 the Company sold certain assets and the associated customer base of the catheter hole punch operations to a related party. Accordingly, the Company wrote off approximately $120,000 of goodwill associated with these assets.

5. DEFERRED REVENUE

     On August 26, 1994, the Company signed a Patent License, Research & Development Agreement with Wright Medical Technologies, Inc. (WMT) in which the Company licensed to WMT the world-wide manufacturing and distribution rights to the "spinal dissector". The Company received a $300,000 license fee and will receive 5% royalty from sales by WMT through the life of the patent. The Company granted to WMT a stock purchase warrant for 150,000 shares with an exercise price of $2.00. The warrant is exercisable through August 1999. The contract called for the Company to continue to develop the spinal dissector on behalf of WMT and granted the Company the first right of refusal for the manufacturing of the spinal dissector. The Company performed such development services and included $2,400 and $66,754 in revenues as of December 31, 1995 and 1994, respectively. No revenues were included as of December 31, 1996. The $300,000 license fee is being amortized over five years, the life the Company uses to amortize patents. The unamortized

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. DEFERRED REVENUE -- (CONTINUED)

balance of $160,000 and $220,000 is reflected as deferred revenue as of December 31, 1996 and 1995, respectively.

6. NOTES PAYABLE AND LONG-TERM DEBT:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
  Notes payable to banks consisted of the following:
  Note payable bearing interest at the bank's prime rate
     (8.5% at December 31, 1995) plus 2% with interest and
     principal due December 31, 1994. The note was extended
     to March 30, 1996 and is guaranteed by a third party
     and by two officers of the Company, and is
     collateralized by certain equipment....................          --    $  235,000
                                                              ==========    ==========
  Notes payable to stockholders and others consisted of the
     following:
  Uncollateralized promissory note, bearing interest at 10%,
     payable quarterly with principal due on demand.........  $  242,450    $  242,450
  $651,000 uncollateralized promissory notes, bearing
     interest at 6% per year. The notes mature at the
     earlier of (a) dates ranging from July 25, 1993 to
     August 20, 1993, or (b) closing of any public or
     private offering in which the gross proceeds of the
     offering exceed $3,000,000. In connection with the sale
     of these notes the Company issued 58,576 unregistered
     shares of common stock in lieu of a higher stated
     interest rate. The value of the shares issued was
     amortized over the term of the notes...................          --       177,360
  Note payable to a stockholder bearing interest at 6% per
     year payable in monthly installments in the following
     manner: (a) $15,000 including interest by September 11,
     1995; (b) $2,500 including interest commencing October
     1, 1995; (c) $12,000 including interest commencing
     March 1, 1996; and (d) a lump sum of $188,676 including
     interest on October 1, 1996. The note is collateralized
     by Russian microsurgical instruments...................          --       276,510
  Note payable to USSC effective July 20, 1995, bearing
     interest at 10% per year, collateralized by stent
     technology maturing January 20, 1996, extended to
     September 15, 1996.....................................          --     1,000,000
  Note payable to a director bearing interest at 9% per
     year, payable on demand................................          --         2,500
  Note payable to a Company bearing interest at 10% per
     year, payable in monthly installments of $500 including
     interest, maturing May 31, 1996, collateralized by
     certain equipment......................................          --         8,685
  Note payable to an insurance company bearing interest at
     10.2% per year payable in monthly installments of
     $5,562 including interest, maturing August 10, 1996....          --        42,840
  Note payable to an insurance company bearing interest at
     9.61% per year, payable in monthly installments of $622
     including interest, maturing June 9, 1996..............          --         4,215
  Note payable to landlord bearing interest at 9% per year
     payable in monthly installments of $4,699 including
     interest, maturing January 1, 1997.....................          --        76,762

Note payable to an insurance company bearing interest at 8.7% per year payable in
  monthly installments of $5,298 including interest, maturing July 8, 1997..........        36,035            --
Uncollateralized note payable to a company bearing interest at 12% per year,
  maturing January 27, 1997.........................................................     1,000,000            --
                                                                                      ------------  ------------
                                                                                      $  1,278,485  $  1,831,322
                                                                                      ============  ============
  Long-term debt consisted of the following:
Note payable to a law firm bearing interest at 8.25% per year payable in monthly
  installments of $3,858 including interest, maturing August 1, 2000................  $    148,876            --
Less current maturities.............................................................       (38,404)           --
                                                                                      ------------  ------------
                                                                                      $    110,472  $         --
                                                                                      ============  ============

7. ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Accrued interest payable....................................  $133,129    $269,539
Accrued payroll and related taxes...........................   132,672     243,811
Accrued offering costs......................................   102,000
Other.......................................................   115,366      82,634
                                                              --------    --------
                                                              $483,167    $595,984
                                                              ========    ========

8. COMMITMENTS AND CONTINGENCIES:

  Lease Obligations

     The Company leases certain patents and equipment under agreements classified as capital leases. In addition, the Company leases its office space and other properties under noncancelable operating leases through August 1997. Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1996:

                                                               CAPITAL     OPERATING
                                                               LEASES       LEASES
                                                              ---------    ---------
1997........................................................  $ 338,953     $ 89,428
1998........................................................    315,981        4,110
1999........................................................         --        2,909
2000........................................................         --        2,909
2001........................................................         --        1,455
                                                              ---------     --------
Total minimum lease payments................................    654,934     $100,811
                                                                            ========
Amounts representing interest...............................    (86,090)
                                                              ---------
Present value of future lease payments......................    568,844
Less current maturities.....................................   (266,078)
                                                              ---------
                                                              $ 302,766
                                                              =========

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES: -- (CONTINUED)

     Rental expense under operating leases for the years ended December 31, 1996, 1995 and 1994 and for the period from inception, September 4, 1984, to December 31, 1996 amounted to $157,972, $243,881, $251,553 and $1,131,130, respectively.

  Litigation

     On December 8, 1994, a vendor commenced a lawsuit against the Company regarding unpaid invoices in the amount of $124,759 plus attorney fees and accrued interest. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was due on or before October 31, 1995. The amount of $100,000 is included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996.

     In December 1995 the American Arbitration Association awarded a consultant $50,000 with interest at prime plus 3% from May 1, 1995. The Company sought to have the award vacated but on July 30, 1996 the award was confirmed. An Application for Turnover Order was filed in December 1996 requiring the Company to pay the consultant or satisfy the judgment with the proceeds of any consummated sale of the Company's obsolete inventory in the form of foreign-made dental and medical surgical supplies and utensils. The resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

     The Company is occasionally a party to litigation (other than that specifically noted) arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accrual for probable liabilities for the eventual disposition of the matter. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

9. FEDERAL INCOME TAXES:

At December 31, 1996, the Company had net operating loss (NOL) and research and development (R&D) credit carryforwards available to offset future taxable income approximately as follows:

YEAR EXPIRES                                                 N O L        R & D
------------                                              -----------    --------
   2003.................................................  $    71,500
   2004.................................................       14,300
   2005.................................................      450,300    $  7,635
   2006.................................................    1,462,000      50,550
   2007.................................................    3,122,800     143,632
   2008.................................................    7,432,100     163,052
   2009.................................................    2,181,300      73,637
   2010.................................................      925,000      34,286
   2011.................................................    3,409,000      41,669
                                                          -----------    --------
                                                          $19,068,300    $514,461
                                                          ===========    ========

     Net operating loss carryforwards for financial reporting purposes and alternative minimum tax reporting purposes are approximately the same as those under the regular tax method. Special limitations exist under

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. FEDERAL INCOME TAXES: -- (CONTINUED)

the tax law which may restrict the utilization of the regular tax and alternative minimum tax net operating loss carryforwards. The amount of this restriction, if any, has not been determined.

     The Company adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting For Income Taxes". Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The tax-effected components of deferred tax assets at December 31, 1996 and 1995, are as follows:

                                                               1996           1995
                                                            -----------    -----------
Total deferred tax assets
Net operating losses and other............................  $ 7,995,000    $ 6,836,000
Valuation allowance.......................................   (7,995,000)    (6,836,000)
                                                            -----------    -----------
                                                            $       -0-    $       -0-
                                                            ===========    ===========

     The Company has significant net operating loss carryforwards for which realization of tax benefits is uncertain and therefore all deferred tax assets have been fully reserved at December 31, 1996 and 1995, respectively. The change in the total valuation allowance for the year ended December 31, 1996 and 1995 was a net increase of approximately $1,159,000 and $314,000, respectively. Contributing primarily to this change were operating losses incurred during 1996.

10. RELATED PARTY TRANSACTIONS:

     For the period from inception, September 4, 1984, to December 31, 1996, the Company made payments for legal, engineering and consulting services and products and supplies provided by certain stockholders which amounted to $1,082,072. Of this amount, $37,500, $50,000 and $152,250 related to the years ended December 31, 1996, 1995 and 1994, respectively.

     On August 23, 1995 the Company sold its proprietary OmniCath(R) atherectomy EPO patent to Guerbet S.A., a stockholder of the Company, of Paris, France for $500,000 cash.

     Steven B. Rash entered into a three-year employment agreement with the Company, dated as of July 15, 1995 (the "Agreement"). Pursuant to the Agreement, Mr. Rash is employed as President and Chief Executive Officer of the Company. The Agreement provides for a salary of $135,000 per year with annual increases, plus bonuses of up to fifty percent, and options to purchase 600,000 shares of common stock at $0.50 per share. The options vest at varying times during the term of Mr. Rash's three-year employment agreement. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year, with a cash bonus of $30,000 to be paid should the Company's revenues exceed $2 million in 1997. Options to purchase an additional 820,000 shares of common stock at $.50 per share were granted. Additionally, options previously granted under the original agreement which had not vested as of December 31, 1996 shall vest evenly over the next three years.

     A director, stockholder and paid consultant of the Company and formerly a Vice President, is a limited partner of Aberlyn Capital Management Limited Partnership ("Aberlyn") and is an officer, director and stockholder of Aberlyn Capital Management, Inc., the general partner of Aberlyn. Effective December 31, 1992, the Company and Aberlyn entered into a Patent Assignment and License Agreement (the "Patent and License Agreement") pursuant to which the Company assigned patents owned by the subsidiary, Cathlab Corporation (the "Cathlab Patents"), to Aberlyn in return for $500,000. The Cathlab Patents were

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. RELATED PARTY TRANSACTIONS: -- (CONTINUED)

exclusively licensed back to the Company for three years for a monthly license fee of $16,355, after which Aberlyn was required to reassign the Cathlab Patents to the Company in exchange for $50,000. Under its terms, if the Company declined to purchase the Cathlab Patents, the Patent and License Agreement would automatically be extended for an additional nine months for a monthly license fee of $17,099, after which the Cathlab Patents would automatically revert back to the Company.

     The Company and Aberlyn entered into an equipment lease effective May 13, 1993 (the "Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $205,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $6,706, after which Aberlyn was required to return the equipment to the Company in exchange for $20,500. Under the terms, if the Company opted not to purchase the equipment, the Equipment Lease would automatically be extended for an additional three months for a monthly payment of $7,011, after which the equipment would automatically revert back to the Company.

     Effective August 13, 1993, the Company and Aberlyn entered into an additional equipment lease (the "Second Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $100,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $3,271, after which Aberlyn was required to return the equipment to the Company in exchange for $10,000. If the Company declined to purchase the equipment, the term of the Second Equipment Lease was to be automatically extended or an additional three months for a monthly payment of $3,420, after which the equipment would automatically revert back to the Company.

     The Company and Aberlyn entered into an agreement effective March 28, 1994 whereby the terms of the Patent and License Agreement, the Equipment Lease and the Second Equipment Lease were modified. The payment terms of the license fee pursuant to the Patent and License Agreement were revised to semiannual payments of $97,445 and the payment terms of the Equipment Lease were similarly revised to semiannual payments of $39,100 and $20,281, respectively. In consideration to Aberlyn for making these modifications, the Company issued warrants to Aberlyn to purchase 150,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable over a five-year period. On May 28, 1996, Aberlyn and the Company reached an agreement to restructure the Leases which resulted in a revised schedule of lease payments over a twenty-four month period, with the initial payment commencing on June 1, 1996. The payments were based on an outstanding principal amount of approximately $500,000 and total accrued interest of approximately $148,000. In addition, 115,000 shares of common stock were issued in payment of consulting fees, investment banking service fees and accumulated miscellaneous expenses totaling $115,728.

     On February 18, 1996, the Company and Zanett Capital, Inc. ("Zanett"), a financial consulting firm, signed an agreement whereby Zanett agreed to help the Company raise capital pursuant to an offshore private placement of equity. A member of the Company's Board of Directors, is Zanett's President and Chief Executive Officer. As a retainer for availability of services by Zanett, the Company agreed to grant Zanett warrants to purchase shares of common stock at a rate of 1 for every 10 issued at an exercise price of $0.50 per share, exercisable for five years from date of grant. Date of grant is the date of each closing. During 1996 through the efforts of Zanett, the Company sold 1,250,001 shares of common stock, 1,390 shares of Series A preferred and 1,500 shares of Series B preferred stock pursuant to Regulation S of the Securities Act of 1933, as amended. In connection with these placements, the Company issued warrants to purchase 811,310 shares of common stock to unrelated parties. In addition, a 10% placement fee of approximately $319,000 has been paid to Zanett or their designated representative.

     In September 1996, Zanett was issued a restricted exercise warrant to purchase 25,000 shares of common stock at $.9375 in connection with the placement of bridge financing.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. RELATED PARTY TRANSACTIONS: -- (CONTINUED)
     The Company does not have a policy against employing relatives. During the years ended December 31, 1996, 1995 and 1994, the Company paid salaries and wages to relatives of officers of the Company amounting to $22,692, $51,600, and $88,776, respectively.

11.  CAPITAL STOCK:

  Common Stock

     Pursuant to Regulation S of the Securities Act, in February 1996 the Company sold 1,250,001 shares of common stock at a purchase price of $0.24 per share to a group of foreign investors.

     On November 22, 1996 the shareholders approved the increase in authorized shares of the Company's common stock from 25,000,000 to 50,000,000.

  Preferred Stock

     In December 1992, the Company created a new class of preferred stock, the "Series B preferred stock", with an offering price of $10 per share, consisting of 350,000 shares. As of December 31, 1992, the Company had sold 10,000 shares of Series B preferred stock and had received gross proceeds of $100,000. During the first quarter of 1993, an additional 277,500 shares of the Series B preferred stock were sold netting $2,456,145. Annual cumulative 10% dividends were payable quarterly commencing April 1, 1993.

     Pursuant to the Certificate of Incorporation, as amended, during the period July 1993 through October 22, 1993 (the date of a public offering), all the 287,500 shares of the Series B preferred stock outstanding were converted into 1,202,773 shares of common stock. The accrued dividends thereon were converted into 65,693 shares of common stock, and $138 was paid in cash.

     Pursuant to Regulation S of the Securities Act, in February 1996 the Company sold 1,390 shares of its Series A convertible preferred stock, par value $.001 per share ("Series A Preferred"), at a purchase price of $1,000 per share, to a group of foreign investors (the "Investors"). The Series A Preferred, which bears no dividends and confers no voting rights, is senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series A Preferred) and is convertible at any time after October 30, 1996 at the option of the holders into such number of Common Shares (the "Series A Conversion Shares") as is equal to $1,000 divided by the lesser of (i) $.24 or (ii) 80% of the average of closing bid price of the common stock for the five consecutive days ending two days prior to the day the election to convert is made (the "Conversion Price"). The number of Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. In July 1999 any outstanding shares of the Series A Preferred will be automatically converted based on the Conversion Price then in effect. In addition, registration rights were granted to the Investors for the common stock issuable upon conversion of the Series A Preferred. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter.

     Pursuant to Regulation S of the Securities Act, in November 1996 the Company issued units consisting of (i) 1,500 of its 1996 Series B convertible preferred stock, par value $.001 per share (the "Series B Preferred"), and (ii) an equal number of warrants to purchase common stock (the "Warrants") to a group of foreign investors (the "Series B Investors") for a total purchase price of $1,500,000, or $1,000 per unit. The proceeds of the sale were used to pay off notes in the amount of $835,576, with the balance to be used to fund clinical trials and for general working capital.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. CAPITAL STOCK: -- (CONTINUED)
     The Series B Preferred, which bears no dividends and confers no voting rights, ranks senior to the Series A Preferred and senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series B Preferred) and is convertible at any time at the option of the holders into a number of shares of common stock (the "Series B Conversion Shares") based on the lesser of (i) the average of the market price for the common stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance, i.e., $1.40 per share or (ii) between 70% and 86% (depending on the length of time since the closing date of the Series B issuance) of the average of the market price for the five consecutive days prior to the day the election to convert is made (the "Series B Conversion Price"). The number of Series B Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, and similar events. In November 1998, any outstanding shares of the Series B Preferred will be automatically converted based on the Series B Conversion Price then in effect. Each Warrant entitles the holder to the number of shares of common stock equal to the quotient of $1,000 divided by the market price of the common stock on the closing date of the Series B issuance. The exercise price of the Warrants is equal to the average of the market price for the common stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance. The Warrants terminate five years after issuance and the exercise price of the warrants and the number of shares of common stock underlying the Warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. In addition to the Series B Preferred and the Warrants, the Series B Investors were given registration rights with respect to the shares of common stock issuable upon conversion of the Series B Preferred and exercise of the Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter.

     As a result of Securities and Exchange Commission guidance issued in early 1997 with respect to beneficial conversion features in connection with the issuance of convertible preferred stock, the Company was deemed to recognize noncash preferred stock dividends totaling approximately $1.2 million in fiscal year 1996. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of the Series A and B calculated as of the date of the sale of such stock.

     The board of directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation or dissolution of the Company, and the preferences and relative rights among each series of preferred stock.

12. STOCK PURCHASE WARRANTS:

     Under the terms of the agreement with Aberlyn Capital Management Limited Partnership (See Note 10), the Company issued Aberlyn and Aberlyn Holdings Company, Inc., an affiliate of Aberlyn, warrants to purchase 15,000 and 60,000 shares of common stock, respectively, at $7.50 per share. The warrants expire in January 1998.

     In September and October 1993 the Company issued warrants to purchase a total of 193,500 shares of its common stock. These warrants are exercisable at any time during the five-year period from date of issue at a per share price of $1.00. During 1996 warrants for 2,500 shares were exercised.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. STOCK PURCHASE WARRANTS: -- (CONTINUED)

     In July 1993 the Company issued stock purchase warrants to the holders of the Series B preferred stock to purchase an aggregate of 288,203 shares of the Company's common stock at an exercise price of $6.65 per share. The warrants expire in June 1998.

     In August 1993 the Company issued warrants to purchase 848,002 shares of common stock at an exercise price of $2.16 per share in connection with a 30-day lock-up agreement upon the conversion of the Series B preferred stock on October 22, 1993. The warrants expire in 1998.

     Also in connection with the initial public offering, the Company issued 80,000 warrants to its underwriter, which were convertible into 40,000 shares of common stock at $8.25 per common share. The warrants had an antidilution feature such that at December 31, 1995, the amount was 166,244 warrants to purchase 83,122 shares of common stock at $3.97 per common share. These warrants expired October 1996.

     In connection with the offering of 1,500,000 shares in October 1993, the Company issued warrants to its underwriters to purchase 150,000 shares of common stock at prices ranging from $2.50 to $3.60 per share. The warrants are exercisable for five years.

     In March 1994, the Company issued warrants to purchase 20,000 shares of common stock at $1.00 per share in connection with a loan guarantee. In June 1994, the Company issued an additional 50,000 warrants to purchase common stock in connection with the renewal and extension of the note which is due when the Company raises a minimum of $1,000,000 in new equity. The warrants are exercisable for five years.

     In connection with the modification of the lease terms with Aberlyn in May 1996, the Company issued warrants to purchase 150,000 shares of common stock at $1.50 per share. The warrants are exercisable for five years.

     In connection with the private placement of 552,042 shares of common stock in January and February, 1994, the Company issued warrants to purchase 224,139 shares of common stock at $1.35 per share. The warrants are exercisable for five years.

     In June 1994, the Company issued warrants to purchase 282,634 shares of common stock at prices ranging from $1.00 per share to $3.60 per share. These warrants were issued as a result of transactions during 1993 in connection with various bridge loans and are exercisable for five years. Warrants for 105,665 shares were exercised during 1996. One warrant was underexercised by one share which is thereby forfeited.

     In August 1994, in connection with a licensing agreement with Wright Medical Technologies (See Note 5), the Company issued warrants to purchase 150,000 shares of common stock at $2.00 per share. The warrants are exercisable for five years.

     In October 1994, the Company granted to one of its investment bankers, in consideration for past services performed, warrants to purchase 100,000 shares of common stock at $2.50 per share. The warrants are exercisable for five years.

     In March 1995, in settlement of the cancellation of a distribution agreement with MediHeat, Inc., the Company issued warrants to purchase 65,000 shares of common stock at $.45 per share. The warrants were exercised in 1996.

     During February through April 1995, in connection with a bridge loan, the Company issued warrants to purchase 1,374,250 shares of common stock at $.40 per share. The warrants are exercisable for two years and were registered on an S-3 Registration Statement effective August 23, 1996. As of December 31, 1996, 620,000 shares have been issued in connection with the exercise of these warrants.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. STOCK PURCHASE WARRANTS: -- (CONTINUED)

     In May 1995, the Company issued warrants to purchase 15,000 shares of common stock at $0.6875 per share to its landlord at Cathlab in consideration for continuing the lease in its delinquent status. The warrants were exercised in 1996.

     On June 16, 1995, the Board authorized warrants to Aberlyn Capital Management Limited Partnership in order to induce Aberlyn to not accelerate the repayment of loans in the amount of $455,298. The warrants are to purchase 100,000 shares of common stock at $.1875 per share and 100,000 shares of common stock at $.50 per share and are exercisable for five years. An expense of $37,500 was recorded in 1995 for the difference between the fair market value of the stock and the warrant prices.

     In connection with the early exercise of warrants issued for bridge loans, the Company issued warrants to purchase 132,000 shares at $.25 per share in September 1995. Warrants for 40,000 shares were exercised in 1996. The remaining warrants are exercisable through September 1997.

     In connection with the sale of 1,000 shares in September 1995, the Company issued a warrant to purchase 1,000 shares at $.50 per share. The warrant was exercised in 1996.

     Warrants to purchase 20,000 shares of common stock at an exercise price of $.50 per share were issued in connection with the settlement of litigation in September 1995, exercisable for two years.

     In connection with the issuance of promissory notes in September 1996, the Company issued warrants to purchase an aggregate of 250,000 shares of the Company's common stock (the "Bridge Warrants") and certain registration rights in connection with such stock. The Bridge Warrants, issued pursuant to Regulation S of the Securities Act, have a term of five years from the date of issuance and an exercise price equal to the lowest market price for the common stock during the period beginning on the day prior to the date of issuance and ending on the earlier of (i) 180 days thereafter or (ii) the day prior to the date of exercise. The exercise price of the Bridge Warrants and the number of shares of common stock underlying the Bridge Warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. In addition, the lenders were given registration rights with respect to the shares of common stock issuable upon exercise of the Bridge Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter.

     In connection with a consulting agreement, the Company issued warrants to purchase 836,310 shares of common stock at prices ranging from $0.50 to $1.40 for fees in connection with the Series A Preferred, Series B Preferred and bridge loan financing and are exercisable for five years from date of grant. Warrants to purchase 1,209,677 shares at $1.40 were issued in connection with the issuance of Series B Preferred Stock, exercisable for five years.

     In December 1996 warrants to purchase 25,000 shares of common stock at $1.50 per share were issued for fees in connection with a short-term loan. The warrants are exercisable for five years.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. STOCK PURCHASE WARRANTS: -- (CONTINUED)
     Cumulative shares issuable under warrants and their expiration dates as of December 31, 1996 are as follows:

                 GRANT                    EXPIRATION    NUMBER OF    EXERCISE
                  DATE                       DATE        SHARES       PRICE
                 -----                    ----------    ---------    --------
January 1993............................     1998          75,000     $7.50
June - October 1993.....................     1998         337,397     $1.00
July 1993...............................     1998         288,203     $6.65
October 1993............................     1998         848,002     $2.16
October 1993............................     1998         135,571     $3.60
October 1993............................     1998          45,000     $2.50
January - February 1994.................     1999         224,139     $1.35
March 1994..............................     1999         150,000     $1.50
March - June 1994.......................     1999          70,000     $1.00
August 1994.............................     1999         150,000     $2.00
October 1994............................     1999         100,000     $2.50
February - April 1995...................     1997         754,250     $0.40
June 1995...............................     2000         100,000     $0.1875
June 1995...............................     2000         100,000     $0.50
September 1995..........................     1997          92,000     $0.25
September 1995..........................     1997          20,000     $0.50
July 1996...............................     2001         704,167     $0.50
September 1996..........................     2001         275,000     $0.9375
November 1996...........................     2001       1,209,677     $1.40
November 1996...........................     2001         107,143     $1.40
December 1996...........................     2001          25,000     $1.50
                                                        ---------
                                                        5,810,549
                                                        =========

13. STOCK OPTIONS:

     At December 31, 1996, the Company had four stock-based compensation plans which are described below. Additionally, the Company has issued options that are not part of these plans to various employees and consultants (the "Other Plan"). The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The compensation cost that has been charged against income for its stock option plans was approximately $238,000, and $98,000 for 1996 and 1995, respectively. Had compensation cost for the Company's four stock-based compensation plans and Other Plan been determined consistent with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                  YEAR                       1996           1995
                  ----                    -----------    -----------
Net loss
  As reported...........................  $(2,625,116)   $(1,404,384)
  Pro forma.............................  $(2,936,878)   $(1,637,082)
Net loss available to common
  shareholders
  As reported...........................  $(3,808,529)   $(1,404,384)
  Pro forma.............................  $(4,120,291)   $(1,637,082)
Net loss per common share
  As reported...........................  $      (.34)   $      (.15)
  Pro forma.............................  $      (.36)   $      (.17)

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. STOCK OPTIONS: -- (CONTINUED)

     The Company's fixed option plans include the 1996 Incentive Stock Option Plan (the "1996 Plan"), the 1994 Stock Option Plan (the "1994 Plan"), the 1992 Stock Option Plan (the "1992 Plan"), the 1990 Stock Option Plan (the "1990 Plan") and the Other Plan. Options under the plans, except the Other Plan, generally vest 20% per year over five years after one year of service and have a maximum term of ten years. Options under the Other Plan vest over various periods ranging from immediate to three years.

     The 1996 Plan provides for the grant of (i) stock options, including incentive stock options and non-qualified stock options, (ii) shares of restricted stock, (iii) performance awards payable in cash or common stock, (iv) shares of phantom stock, (v) stock bonuses, and (vi) cash bonuses (collectively, the "Incentive Awards"). As of December 31, 1996 no Incentive Awards have been granted under the 1996 Plan. The maximum number of shares of common stock subject to Incentive Awards that may be granted under the 1996 Plan to any one individual during any calendar year is 50,000. The number of shares of common stock subject to the 1996 Plan is 1,500,000 and is effective October 10, 1996 as approved by the stockholders at the annual meeting held November 22, 1996. The 1996 Plan will terminate October 10, 2006 unless earlier terminated by the Company.

     Under the 1994 Plan, options to purchase an aggregate of 1,500,000 shares are available for grants to employees and consultants of the Company and its subsidiaries. The 1994 Plan will terminate on April 8, 2004 unless terminated earlier by the Company.

     Under the 1992 Plan, options to purchase 5,000 shares remain granted and not exercised. The 1992 Plan will terminate on April 9, 2002 unless sooner terminated by the Board.

     Under the 1990 Plan, 75,000 options expired December 1996. No further grants may be made under either the 1992 Plan or the 1990 Plan.

     In April 1995, in consideration for termination of a distribution agreement, the Company granted a distributor an option to purchase 437,500 shares at $.40 per share.

     In connection with his employment in 1995 as President and CEO, the Company granted Steven B. Rash options to purchase 600,000 shares of common stock at $.50 per share vesting at various times during his three-year contract. The options are exercisable through 2002.

     In connection with a consulting agreement, the Company issued options to purchase 100,000 shares at $.001 per share and 300,000 shares at $.56 per share to a medical consultant in December 1995, exercisable for ten years. The options are exercisable through 2005.

     In connection with their employment in 1996, the Company granted hiring options to three employees for a total of 115,000 at exercise prices ranging from $.50 to 1.25 which equaled fair market value at the time of issuance. The options are exercisable for five years.

     In connection with settlement agreements, the Company granted options to purchase 225,000 shares of common stock to Lawrence M. Hoffman and 150,000 shares of common stock to a former officer at an exercise price of $.6875. The options are exercisable through 1999 and 1998, respectively.

     The fair value of each option grant is estimated on the date of the grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995; dividend yield of 0% for all years; expected volatility of 109%; risk-free interest rate of 6.25%; and expected term equal to 80% of the full term.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. STOCK OPTIONS: -- (CONTINUED)

     A summary of the status of the Company's fixed stock option plans as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                 1996                 1995
                                          ------------------   ------------------
                                                   WEIGHTED             WEIGHTED
                                                    AVERAGE              AVERAGE
                                          SHARES   EXERCISE    SHARES   EXERCISE
             FIXED OPTIONS                (000)      PRICE     (000)      PRICE
             -------------                ------   ---------   ------   ---------
Outstanding at beginning of year........  4,662    $0.87380    3,313    $1.08786
Granted.................................    560    $0.77511    2,005    $0.45182
Exercised...............................    197    $1.00000        0
Forfeited/Expired.......................  2,287    $0.89761      656    $0.66458
Outstanding at end of year..............  2,738    $0.82464    4,662    $0.87380
Options exercisable at year end.........  1,372    $0.93222    3,126    $0.75429
Weighted average exercise price of options
  granted during the year:
  Exercise price less than fair market
     value..............................           $0.72542             $0.40877
  Exercise price equal to fair market
     value..............................           $1.01190                   --
  Exercise price greater than fair
     market value.......................           $0.50000             $0.46364
Weighted average fair value of options
  granted during the year:
  Fair value less than market value.....           $0.87514             $0.51893
  Fair value equal to market value......           $0.76818                   --
  Fair value greater than market
     value..............................           $0.32455             $0.32893

     The following summarizes information about fixed stock options outstanding at December 31, 1996:

                                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                   --------------------------------------     --------------------
                                                  WEIGHTED
                                                   AVERAGE       WEIGHTED                 WEIGHTED
                                                  REMAINING      AVERAGE                  AVERAGE
            RANGE OF                             CONTRACTUAL     EXERCISE                 EXERCISE
         EXERCISE PRICES            SHARES          LIFE          PRICE       SHARES       PRICE
         ---------------           ---------     -----------     --------     -------     --------
$0.0010-0.2500...................    120,000       7.93840       $0.03208     108,000     $0.01481
$0.2501-0.999....................  1,732,500       4.86869       $0.52572     685,000     $$0.61579
$1.0000-2.9999...................    662,250       2.76117       $1.00189     443,900     $1.00000
$3.000-6.9999....................    223,226       2.50233       $3.04480     135,290     $3.04435

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. SUPPLEMENTAL INFORMATION FOR CONSOLIDATED STATEMENT OF CASH FLOWS:

                                                                                           INCEPTION
                                                 YEAR           YEAR           YEAR       SEPTEMBER 4,
                                                ENDED          ENDED          ENDED         1984, TO
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1996           1995           1994           1996
                                             ------------   ------------   ------------   ------------
Interest Paid..............................   $  392,580      $178,156       $ 59,333      $1,146,878
Noncash investing and financing activities:
Equipment acquired through capital lease
  agreements...............................                                                   266,539
Equipment and leasehold improvements
  acquired through notes payable...........                                                    35,775
Conversion of accrued interest payable to
  principal on notes payable to
  stockholders.............................                     26,800                        105,170
Conversion of Series A and Series B
  preferred stock to common stock..........                                                       444
Conversion of debentures to common stock...                                                   640,000
Deferred offering costs incurred in prior
  year charged against offering proceeds...                                                    41,000
Issuance of common stock in connection with
  purchase of assets of VMS, Inc...........                                                   124,999
Issuance of common stock in connection with
  purchase of assets of Superstat, Inc.....                                                    81,819
Conversion of notes payable to common
  stock....................................      488,671                       50,000         538,671
Common stock and warrants issued in lieu of
  interest.................................       58,139                       12,812       1,387,300
Patent assignment and leaseback............                                                   500,000
Issuance of common stock in connection with
  Therex settlement........................                                                        77
Transfer of note receivable from officer...                                                    25,000
Write-up of property and equipment on
  Cathlab due to sale and leaseback
  agreement................................                                                   221,616
Issuance of common stock and warrants for
  services.................................      367,500        56,412        138,515       1,007,427
Issuance of common stock for certain
  liabilities..............................    1,546,509                                    1,546,509

15. SALES INFORMATION:

     Sales to three customers during the year ended December 31, 1994 represented 16.2%, 15.6% and 11.0% of the Company's total net sales. During the year ended December 31, 1995 sales to three customers represented 24.8%, 20.2% and 10.4% of net sales. Sales to three customers during the year ended December 31, 1996 represented 18.7%, 18.2% and 12.9% of net sales. The loss of any of these major accounts would be material to the Company's overall results of operations, financial position and cash flows.

     Foreign export sales for 1995 and 1994 were approximately 81% and 59%, respectively. Of the $579,533 in total net sales for the year ended December 31, 1996, approximately 60% was foreign sales, mainly to European and South and Central American countries.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. ACQUISITION AND PURCHASE AGREEMENTS:

     During October 1992, the Company acquired the assets of SuperStat, Inc. ("SuperStat") in exchange for 18,182 shares of the Company's common stock, valued at $81,819. Superstat has developed a patented modified collagen hemostatic sponge for use to control bleeding in vascular and general surgery.

     In March 1995, under an agreement with SuperStat, the Company transferred the license agreement to BioCell, Inc. and was relieved of the obligation to pay royalties in consideration of receiving a .5% royalty on future product sales by BioCell, Inc. The unamortized value of $47,727 was expensed in 1994.

17. SUBSEQUENT EVENT:

     Pursuant to Section 4(2) of the Securities Act, in March 1997 the Company issued 125 shares of its Series C convertible preferred stock, par value $.001 per share (the "Series C Preferred") to Nelson Partners, an unaffiliated investor, for a total purchase price of $2,500,000 or $20,000 per share. The proceeds of the sale will be used to fund clinical trials, research and development projects and general working capital. The Series C Preferred, which bears no dividends and confers no voting rights, is of equal rank with shares of the Series A Preferred and the Series B Preferred and senior to the Company's other equity securities (except with the consent of the majority of the holders of Series C Preferred). The Series C Preferred is convertible at any time on or after 120 days after the initial date of issuance at the option of the holder into a number of shares of common stock (the "Series C Conversion Shares") based on a formula as defined in the purchase agreement:

     The Series C conversion price is the lesser of (i) $1.75 (adjusted if there is a lock up in effect) or (ii) the average of the closing bid price for the common stock for the five consecutive trading days immediately preceding the date the election to convert is made (the "Series C Conversion Price"). The number of Series C Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. On March 1, 2000 any outstanding shares of the Series C Preferred will be automatically converted based on the Series C Conversion Price then in effect.

     Registration rights were conferred upon the Series C Preferred requiring the Company to file an S-3 Registration Statement on or before the ninetieth day following the issuance date covering the resale of the Series C Conversion Shares.

     In the event the Company effects a lock-up, each holder of the Series C Preferred will be entitled to a warrant (the "Lock-Up Warrant") exercisable for that number of shares of common stock equal to ( 1/2) one-half of the number of shares of common stock which would have been issuable had such holder converted, and on the last day of the lock-up period will be entitled to an additional Lock-Up Warrant exercisable for that number of shares of common stock equal to one-half of the number of shares of common stock which would have been issuable had such holder converted. The exercise price of the Lock-Up Warrant is the fixed conversion price that is in effect at the time of issuance, but not subject to any adjustments.

18. OPERATIONS:

     The Company has incurred recurring operating losses and negative cash flow. In order to continue as a going concern, the Company must raise additional capital and ultimately achieve profitable operations. Though still a developmental stage company engaged in the development, manufacture and marketing of medical devices, the Company has ten products presently available to market and has formulated a comprehensive business strategy which it believes will enable it to capitalize on its technologies and developing trends in the healthcare industry. The Company launched an aggressive cost reduction campaign which has drastically reduced operating expenses. At the same time the Company has initiated efforts to revamp its existing distribution network by replacing underperforming distributors with professional domestic

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. OPERATIONS: -- (CONTINUED)

and international distributor organizations, thereby creating a world-class distributor network. Management believes it will be able to raise the capital necessary to fund the commercialization efforts of its existing technologies and current working capital for the foreseeable future by "unbundling" its core technologies and identifying a prestigious international healthcare corporation for each technology and product in a specific international market.

     In addition, management has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements and projects. An integral part of this strategy is to aggressively pursue the sale of all ancillary technology which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
American BioMed, Inc.

     Our report on the consolidated financial statements of American BioMed, Inc. and Subsidiaries (a development stage enterprise), which refers to substantial doubt regarding the Company's ability to continue as a going concern, is included on Page F-2 in this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on Page F-1 of this Form 10-K.

     In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
March 21, 1997

                                                                     SCHEDULE II

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A                    COLUMN B      COLUMN C        COLUMN D        COLUMN E       COLUMN F
                                                                   ADDITIONS
                                                         ------------------------------
                                            BALANCE AT       (1)              (2)
                                            BEGINNING     CHARGED TO      CHARGED TO                     BALANCE AT
                                                OF          COSTS       OTHER ACCOUNTS-   DEDUCTIONS-      END OF
               DESCRIPTION                    PERIOD     AND EXPENSES      DESCRIBE        DESCRIBE        PERIOD
               -----------                  ----------   ------------   ---------------   -----------    ----------
DECEMBER 31, 1994
  Allowance for doubtful accounts.........  $  88,156      $ 170,212                         $240,780(1) $   17,588
  Allowance for deferred tax assets.......  5,421,100      1,100,900                                      6,522,000
DECEMBER 31, 1995
  Allowance for doubtful accounts.........     17,588         51,919                          24,027(1)      45,480
  Allowance for deferred tax assets.......  6,522,000        314,000                                      6,836,000
DECEMBER 31, 1996
  Allowance for doubtful accounts.........     45,480         13,238                           1,218(1)      57,500
  Allowance for deferred tax assets.......  6,836,000      1,159,000                                      7,995,000

---------------

(1) Write-off of bad debts.

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, State of Texas, on the 31st day of March, 1997.

                                            AMERICAN BIOMED, INC.

                                            By:      /s/ STEVEN B. RASH
                                              ----------------------------------
                                                        Steven B. Rash
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

                 /s/ STEVEN B. RASH                      Chairman of the Board, President       March 31, 1997
-----------------------------------------------------      and Chief Executive Officer
                   Steven B. Rash

               /s/ COLENE BLANKINSHIP                    Controller (Principal Financial        March 31, 1997
-----------------------------------------------------      and Accounting Officer)
                 Colene Blankinship

               /s/ LAWRENCE M. HOFFMAN                   Director                               March 31, 1997
-----------------------------------------------------
                 Lawrence M. Hoffman

                 /s/ RICHARD SERBIN                      Director                               March 31, 1997
-----------------------------------------------------
                   Richard Serbin

                                                         Director                                       , 1997
-----------------------------------------------------
                  Claudio Guazzoni

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
          2.1            -- Agreement and Plan of Merger among American BioMed, Inc.,
                            ABI Acquisition, Inc. and Cathlab Corporation dated March
                            30, 1992(3)
          3.1            -- Certificate of Incorporation.(1)
          3.2            -- By-laws.(1)
          3.3            -- Certificate of Designations, Preferences and Rights of
                            1996 Series A Convertible Preferred Stock(5)
          3.4            -- Certificate of Designations, Preferences and Rights of
                            1996 Series B Convertible Preferred Stock(5)
          3.5            -- Certificate of Designations, Preferences and Rights of
                            1997 Series C Convertible Preferred Stock(7)
          4.2            -- Specimen Common Stock Certificate(1)
         10.17           -- Summers Note, dated September 1990, between the Company and David P. Summers, as amended(1)
         10.28           -- 1992 Stock Option Plan of the Company and forms of
                            incentive stock option agreement and non-qualified stock
                            option agreement(2)
         10.57           -- Patent License, Research & Development Agreement between
                            Wright Medical Technology, Inc. and American BioMed,
                            Inc.(2)
         10.69           -- Stipulation of Settlement, Scott Printing Corporation v.
                            American BioMed, Inc.(4)
         10.70           -- Employment contract with Steven B. Rash(4)
         10.71           -- Purchase of Technology Agreement, Guerbet, S.A.(4)
         10.73           -- Corporate Communications Settlement Agreement(4)
         10.74           -- Distribution Agreement with Horizon Medical(4)
         10.80           -- 1996 Incentive Stock Option Plan(6)
         10.81           -- Aberlyn Restructure Agreement
         10.82           -- Securities Purchase Agreement between the Company and
                            certain investors relating to the issuance and sale of
                            the 1996 Series A Convertible Preferred Stock(7)
         10.83           -- Securities Purchase Agreement between the Company and
                            certain investors relating to the issuance and sale of
                            the 1996 Series B Convertible Preferred Stock(7)
         10.84           -- Securities Purchase Agreement between the Company and
                            certain investors relating to the issuance and sale of
                            the 1997 Series C Convertible Preferred Stock(7)
         11.1            -- Computation of (Loss) per Common Share
         21.1            -- Subsidiaries of the Registrant
         23.1            -- Consent of Coopers & Lybrand L.L.P.
         27              -- Financial Data Schedule

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 33-424372, dated August 4, 1992.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to the Company's Current Report on Form 8-K for April 30, 1992.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(6) Incorporated by reference to the Company's Proxy Statement for the November 22, 1996 Annual Meeting.

(7) To be filed by amendment.