Form 10-Q
period 1997-03-31
AMERICAN BIOMED INC
filed 1997-05-13
CIK 867572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
    OF 1934

For the quarterly period ended     March 31, 1997
                              ----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

For the transition period from                   to
                              -------------------  -------------------

Commission File Number: 0-19606
                       -----------------------------------------------

                             AMERICAN BIOMED, INC.
             (Exact name of registrant as specified in its charter)

 Delaware                                                          76-0136574
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas              77380
--------------------------------------------------------------------------------
(address of principal executive offices)                             (Zip Code)

                                 (281) 367-3895
                                 --------------
              (Registrant's telephone number, including area code)

                                      N.A.
                                      ----
              (Former name, former address and former fiscal year if
                          changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The total number of shares outstanding of common stock, $.001 par value as of April 30, 1997 is 14,433,324.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                               Page


  Item 1 -           Financial Statements:

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                                             March 31,     December 31,
                                                                                               1997            1996
                                                                                           ------------    ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                                $  2,224,711    $  1,183,613
  Accounts receivable,  trade, net of allowance for doubtful accounts
   of  $57,500 in 1996                                                                          148,672         168,359
 Accounts receivable, other                                                                      23,457          19,848
   Inventories                                                                                  471,095         462,097
   Prepaid expenses                                                                             228,776         277,195
                                                                                           ------------    ------------
            Total current assets                                                              3,096,711       2,111,112
                                                                                           ------------    ------------

Property and equipment, net                                                                      86,124          81,315
Patents, net of accumulated amortization of $873,563 and
 $870,014 in 1997 and 1996, respectively                                                        172,008         164,655
Goodwill, net of accumulated amortization of $605,162
 and $574,391 in 1997 and 1996, respectively                                                    625,673         656,444
Other assets                                                                                     53,982          55,625
                                                                                           ------------    ------------
            Total assets                                                                   $  4,034,498    $  3,069,151
                                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to stockholders and others                                                   $    268,338    $  1,278,485
Current maturities of long-term debt                                                             42,074          38,404
Current maturities of capital lease obligations                                                 306,843         266,078
Accounts payable                                                                                327,944         301,184
Accrued liabilities                                                                             550,972         483,167
                                                                                           ------------    ------------
            Total current liabilities                                                         1,496,171       2,367,318
Long-term debt, net of current maturities                                                       101,114         110,472
Capital lease obligations, net of current maturities                                            237,231         302,766
Deferred revenue                                                                                145,000         160,000

Commitments and contingencies:

Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
    Series A:  Convertible preferred stock, 1,390 shares authorized, issued and outstanding at March 31, 1997 and December 31, 1996, respectively,
      $1,000 per share or $1,390,000 aggregate liquidation preference                                 1               1
    Series B:  Convertible preferred stock, 2,500 shares authorized, 1,500 shares issued and outstanding at March 31, 1997 and December 31, 1996, respectively,
      $1,000 per share or $1,500,000 aggregate liquidation preference plus an additional
      10% per year from the date of issuance                                                          2               2
    Series C: Convertible preferred stock, 125 shares authorized, 125 shares issued and outstanding at March 31, 1997, $20,000 per share or $2,500,000 aggregate liquidation preference plus an additional 7% per year from the date of issuance
  Common stock, $.001 par value, 50,000,000 shares authorized , 14,394,824 and
    13,544,019 shares issued at March 31, 1997 and December 31, 1996, respectively               14,395          13,544
  Additional paid-in capital                                                                 27,311,499      24,741,670
  Deficit accumulated during the development stage                                          (25,019,315)    (24,375,022)
  Less treasury stock at cost, 68,323 shares                                                   (251,600)       (251,600)
                                                                                           ------------    ------------
            Total stockholders' equity                                                        2,054,982         128,595
                                                                                           ------------    ------------

            Total liabilities and stockholders' equity                                     $  4,034,498    $  3,069,151
                                                                                           ============    ============




   The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                 INCEPTION,
                                                     THREE MONTHS ENDED       SEPTEMBER 4, 1984,
                                                          MARCH 31,                 TO
                                                    1997            1996       MARCH 31, 1997
                                                ------------    ------------   ---------------
Sales, net                                      $    117,346    $    106,737    $  3,431,993
Cost of Sales                                       (124,734)       (100,813)     (3,357,640)
                                                ------------    ------------    ------------
  Gross profit (loss)                                 (7,388)          5,924          74,353
                                                ------------    ------------    ------------
Operating expenses:
  Selling, general and administrative               (468,050)       (330,930)    (15,924,985)
  Research and development                          (146,287)       (113,988)     (7,396,280)
  Distributor settlement                                                          (1,080,915)
                                                ------------    ------------    ------------
                                                    (614,337)       (444,918)    (24,402,180)
                                                ------------    ------------    ------------
     Loss from operations                           (621,725)       (438,994)    (24,327,827)
                                                ------------    ------------    ------------


Other income (expense):
  Interest income                                      5,041             483         114,775
  Interest expense                                   (42,609)        (70,646)     (2,738,047)
  Other income                                        15,000           9,360       1,931,784
                                                ------------    ------------    ------------

  Other income (expense), net                        (22,568)        (60,803)       (691,488)
                                                ------------    ------------    ------------
     Net loss                                       (644,293)       (499,797)    (25,019,315)


     Less preferred stock dividends                                 (540,556)     (1,183,413)
                                                ------------    ------------    ------------
     Net loss available to common shareholders  $   (644,293)   $ (1,040,353)   $(26,202,728)
                                                ============    ============    ============

     Net loss per common share                  $       (.05)   $       (.11)
                                                ============    ============
     Weighted average number of common shares
       Outstanding                                13,986,312       9,505,274
                                                ============    ============




   The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                                                                Inception,
                                                                          Three Months Ended                 September 4, 1984,
                                                                               March 31,                            to
                                                                        1997                  1996             March 31, 1997
                                                                    ---------------------------------           ------------
Net cash used by operating activities                               $    (419,759)        $  (218,763)         $(17,753,878)

Cash flows from investing activities:
   Capital expenditures                                                   (10,080)             (1,273)             (445,306)
   Investment in patents                                                  (10,902)             (7,477)             (447,890)
   Other investing activities                                                                                       245,080
                                                                    -------------         -----------          ------------

     Net cash used by investing activities                                (20,982)             (8,750)             (648,116)
                                                                    -------------         -----------          ------------

Cash flows from financing activities:
   Proceeds from notes payable to banks                                                                           2,333,880
   Proceeds from notes payable to stockholders                                                 34,750             1,225,921
   Proceeds from notes payable to others                                                                          5,742,337
   Repayments of notes payable to banks                                                        (5,000)           (2,070,000)
   Repayments of notes payable to stockholders                                                (23,551)             (822,992)
   Repayments of notes payable to others                               (1,015,835)            (26,465)           (5,790,852)
   Principal payments under capital lease obligations                     (24,770)            (10,771)             (654,937)
   Proceeds from patent assignment and leaseback                                                                    500,000
   Proceeds from equipment assignment and leaseback                                                                 305,000
   Proceeds from sale of  debentures                                                                                640,000
   Proceeds from sale of preferred stock                                2,500,000                                 8,436,502
   Proceeds from sale of common stock and exercise of
    unregistered warrants                                                 310,034             333,319             9,044,351
   Proceeds from exercise of stock options                                                                          336,167
   Proceeds from issuance of registered stock purchase warrants                                                     100,000
   Proceeds from exercise of registered stock purchase warrants                                                   2,801,018
   Treasury stock acquired                                                                                         (500,000)
   Offering costs                                                        (287,590)                                 (940,243)
   Other financing activities                                                                                       (59,447)
                                                                    -------------         -----------          ------------
   Net cash provided by financing activities                            1,481,839             302,282            20,626,705
                                                                    -------------         -----------          ------------

   Net increase in cash and cash equivalents                            1,041,098              74,769             2,224,711
   Cash and cash equivalents at beginning of period                     1,183,613               9,177
                                                                    -------------         -----------          ------------

   Cash and cash equivalents at end of period                       $   2,224,711         $    83,946          $  2,224,711
                                                                    =============         ===========          ============







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

    The unaudited consolidated condensed financial statements include the accounts of American BioMed, Inc. and its wholly-owned subsidiary, Cathlab Corporation, (jointly referred to as the "Company") after elimination of all intercompany transactions and accounts.

    These unaudited consolidated condensed financial statements should be read in connection with the financial statements for the year ended December 31, 1996 included in the Company's Annual Report filed on Form 10-K. Results for the first quarter are not necessarily indicative of year-end results.


2.   CAPITAL STOCK

     During the first quarter of 1997, 762,583 shares of the Company's common stock were issued in connection with the exercise of warrants. An additional 88,222 shares were issued in payment of debt.

     In March 1997, the Company issued options to purchase 5,000 shares of common stock at $1.50 per share, the fair market value at date of grant, in connection with the employment of a quality assurance manager who has since been promoted to plant manager.

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

       Registration rights were conferred upon the Series C Preferred requiring the Company to file an S-3 Registration Statement covering the resale of the Series C Conversion Shares on or before the ninetieth day following the issuance date.

       The Company may at its option at any time after the 180th day and prior to the 361st day following the issuance of the Series C Preferred, prohibit holders of the Series C Preferred from exercising any conversion rights granted (the "Lock-Up") when certain conditions are met. In the event the Company effects a lock-up, each holder of the Series C Preferred will be entitled to a warrant (the "Lock-Up Warrant") exercisable for that number of shares of common stock equal to (1/2) one-half of the number of shares of common stock which would have been issuable had such holder converted, and on the last day of the lock-up period will be entitled to an additional Lock-Up Warrant exercisable for that number of shares of common stock equal to one-half of the number of shares of common stock which would have been issuable had such holder converted. The exercise price of the Lock-Up Warrant is the fixed conversion price ($1.75) that is in effect at the time of issuance of the Lock-Up warrant, but not subject to any adjustments.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

2.   CAPITAL STOCK - Continued

        The Company has reserved 7,642,857 shares of common stock for issuance
(i) upon conversion of the Series C Preferred, (ii) upon exercise of the warrants and (iii) the placement warrants.

3.   SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                           Inception
                                                           Three Months Ended         September 4, 1984
                                                                 March 31,                    to
                                                            1997          1996          March 31, 1997
                                                         ------------------------       --------------
Interest Paid                                             $   38,180   $   34,025       $ 1,185,058
Noncash investing and financing activities:
Equipment acquired through capital lease
  agreements                                                                                266,539
Equipment and leasehold improvements
  acquired through notes payable                                                             35,775
Conversion of accrued interest
  payable to principal on notes
  payable to stockholders                                                                   105,170
Conversion of Series A and Series B
  preferred stock to common stock                                                               444
Conversion of debentures  to common stock                                                   640,000
Deferred offering costs incurred in prior
  year charged against offering proceeds                                                     41,000
Issuance of common stock in connection
  with purchase of assets of VMS, Inc.                                                      124,999
Issuance of common stock in connection
  with purchase of assets of Superstat, Inc.                                                 81,819
Conversion of notes payable to common stock                                                 538,671
Common stock and warrants issued in lieu of
  interest expense                                                                        1,387,300
Patent assignment and leaseback                                                             500,000
Issuance of common stock in connection with
  Therex settlement                                                                              77
Transfer of note receivable from officer                                                     25,000
Writeup of property and equipment on Cathlab
  due to sale and leaseback agreement                                                       221,616
Issuance of common stock and warrants
  for services                                                                            1,007,427
Issuance of common stock for certain liabilities              48,236                      1,594,745

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


4. INVENTORIES

           Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

           Inventories consisted of the following:

                                                    March 31          December 31
                                                      1997                1996
                                                    --------            --------
          Raw materials ................            $217,757            $178,762
          Work in process ..............             105,033             157,114
          Finished goods ...............             148,305             126,221
                                                    --------            --------
                                                    $471,095            $462,097
                                                    ========            ========

5.  COMMITMENTS AND CONTINGENCIES

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

          The Company has resolved the litigation regarding the December 1995 American Arbitration Association award to a consultant of $50,000 plus interest at prime plus three percent from May 1, 1995. Payments are being made and the balance will be paid in full by June 30, 1997.

          Other litigation referred to in the Company's report on Form 10-K was resolved during the year ended December 31, 1996.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact that the adoption of SFAS 128 will have on its disclosure of earnings per share.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through March 31, 1997, the Company had an accumulated deficit of $25,019,315.

         During the three months ended March 31, 1997, the Company's sales increased 9.9% to $117,346 compared with sales of $106,737 for the same period in 1996. Foreign export sales increased 153.8% while domestic sales decreased 73.3%. Other revenues for services and projects increased to $20,300 from $3,890. The Company added several new international distributors in 1996 which are now being licensed and the products registered in these international markets resulting in increased foreign export sales. The decrease in domestic sales is due primarily to the decrease of government orders received during the current quarter.

         Cost of sales represented 106.3% and 94.4% of sales for the three months ended March 31, 1997 and 1996, respectively. The higher percentage in 1997 is due to an increase in new hires and the related training in anticipation of second quarter sales increases related to discussions with potential strategic partners for Original Equipment Manufacturing ("OEM"). In addition the sales level is insufficient to cover the increased plant infrastructure required to meet new revenue streams and the implementation of ISO 9001.

         Selling, general and administrative expenses increased 41.4% to $468,050 during the first three months of 1997, compared to $330,930 for the same period in 1996. The increase was primarily in five areas. Due to the hiring of a vice president of sales and marketing in the second quarter of 1996, sales and marketing expenses increased to approximately $36,000 from approximately $1,400. Also during the second quarter of 1996, a consulting agreement was signed with an investor relations firm resulting in $31,250 of additional expense during the first quarter of 1997 compared to the same period in 1996. Salaries and payroll related expenses increased approximately $52,000 due to the hiring of two additional corporate personnel, as well as salary and benefit increases. Legal and accounting expenses were elevated during the first quarter of 1997 due to expenses incurred regarding preparation of Form S-3 and S-8 Registration Statements. The Company began the ISO 9001 certification process in the fourth quarter of 1996. Expenses related to the ISO 9001 certification process for the first quarter of 1997 were approximately $13,000.

         Research and development expenses totaled $146,287 during the first quarter of 1997, an increase of 28.3% from the 1996 first quarter total of $113,988. This is due to the Company initiating research and development on a new line of 100%-silicone balloon catheters for thrombectomy and thrombolysis, which will expand the Company's existing product lines. Clinical trials have begun on these products. In addition, the Company is focusing on completing the OmniCath(R) clinical trials. During the second quarter of 1997, the Company will expand the number of sites authorized to conduct the trials.

         Interest expense decreased 39.7% to $42,609 for the first quarter of 1997, compared to $70,646 for the first quarter of 1996 due to the decrease in notes payable and capital lease obligations of over $1 million.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)


LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its research and development activities to date principally through private sales of common and preferred stock, an initial public offering of common stock, and sales of products and engineering services. The Company expects to incur research and development expenditures as it designs and develops products related to its core technology. The Company anticipates that operating expenses will continue to increase during 1997 and subsequent years due to the continuation of clinical trials and will continue to be significant through the FDA approval process. These costs will include, among other things, hiring additional personnel to direct and carry out all operations related to the clinical trials, paying for hospital and procedural costs, upgrading operating equipment and other costs related to the manufacture of products in sufficient quantities to meet the Company's research and development needs. In addition, the Company anticipates that the administrative costs associated with this effort will be significant. The amounts and timing of expenditures will depend on the progress of ongoing research and clinical development and product launch costs.

          During the first quarter 1997, the Company made substantial investments in four key areas. First, investments were made in the Company's manufacturing infrastructure. The Company initiated a quality assurance department, hired a manufacturing manager and made initial cash outlays for two pieces of automation equipment to increase productivity. In addition, some changes were made to production sequences and intensive cross training of employees was established. Second, investments in product development and clinical investigational programs were made to further the advancement of the Company's core product technologies. Third, the Company continued to invest in the expansion of its sales and marketing efforts. Fourth, the Company raised additional equity capital via private placements and continues to negotiate debt to equity instruments to improve the Company's financial position and cash flows. As a result, the Company had working capital as of March 31, 1997 of $1,600,540, an improvement of $1,856,746 as compared to December 31, 1996.

         The net cash required for operating activities of $419,759 was approximately $201,000 greater than during the same period in 1996. During the first quarter of 1997 the cash flow was favorably impacted by debt to equity conversions of approximately $48,000. Financing activities provided cash of approximately $1.5 million. Warrants to purchase common stock were exercised, providing the Company with approximately $310,000. The sale of Series C Preferred provided approximately $2.2 million, net of offering costs. In addition, the Company repaid the 30-day note of $1,000,000 payable due in January 1997.

          At March 31, 1997, the Company had cash and cash equivalents of $2,224,711 compared to $1,183,613 at December 31, 1996. The Company anticipates that cash from current cash balances will be adequate to meet the Company's cash requirements through the next twelve to fifteen months. As a part of its effort to meet such requirements, management has undertaken to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements.

          The Company will need to raise substantial funds for future operations and is actively seeking such funding through possible collaborative arrangements, public or private financings, including equity financings, and other arrangements. The Company expects that additional expenditures will be required if additional product candidates enter clinical trials, such as expenditures for laboratory space, scientific and administrative personnel, and additional manufacturing costs. There can be no assurance that the Company will be able to obtain additional financings on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financings are not obtained, the Company's development and research projects will be delayed or scaled back.

RECENT ACCOUNTING PRONOUNCEMENTS

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact that the adoption of SFAS 128 will have on its disclosure of earnings per share.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)


                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

          The Company has resolved the litigation regarding the December 1995 American Arbitration Association award to a consultant of $50,000 plus interest at prime plus three percent from May 1, 1995. Payments are being made and the balance will be paid in full by June 30, 1997.

          Other litigation referred to in the Company's report on Form 10-K was resolved during the year ended December 31, 1996.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits. The following documents are filed as exhibits to this Report.

             11.1   Computation of Loss Per Common Share
             27.1   Financial Data Schedule


  REPORTS ON FORM 8-K

  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICAN BIOMED, INC.



Date:  May 13, 1997                           /s/ Steven B. Rash
                                              ----------------------------
                                              Steven B. Rash
                                              President and
                                              Chief Executive Officer





Date: May  13, 1997                           /s/ Colene F. Blankinship
                                              --------------------------------
                                              Colene F. Blankinship, CPA
                                              Controller
                                              Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as part of this Report:


  Exhibit
  -------

       11.1   Computation of Income (Loss) Per Common Share
       27.1   Financial Data Schedule