Form 10-K/A
period 1996-12-31
AMERICAN BIOMED INC
filed 1997-07-02
CIK 867572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ---------------------
                                 FORM 10-K/A-1

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

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

     In 1996, the Company's product sales mix was 60% international and 40% domestic. This was a major improvement over 1995, in which over 90% of the Company's sales were international. (See "Footnote 15 Sales Information" in the Financial Statements) Customers in the United States have included the U.S. Department of Defense and the Company's current distributor in the southeast, Horizon Medical Products.

---------------

(1) The previous sentence is a forward-looking statement. See page two for assumptions and risk factors that may affect actual results.

The Company sold directly to forty-nine (49) hospitals in the United States and is in the process of developing two OEM distribution arrangements. Internationally, the Company's largest distributors are Sorin Biomedical in Italy, Megamed in Brazil and Argentina, and Amevisa in Spain. The Company currently markets its products in twenty-two (22) countries through thirty-seven
(37) distributors. The Company believes it will obtain additional international distribution agreements in 1997 as soon as it achieves its ISO 9001 and CE Mark status for its products.(1)

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the consolidated financial statements of the Company (A Development Stage Enterprise). The Company declared no common stock dividends during any period presented. The operating results of Freedom Machine, Inc. and Cathlab Corporation since the respective dates of acquisition are included in the selected operating statement data below. This data should be read in conjunction with the consolidated financial statements included elsewhere herein.

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

     Net sales decreased $81,237 or 12.3% for 1996 compared to 1995. The decline is due to delays encountered in product registrations in international markets by the Company's newly appointed international distributors, discontinued product lines and limited international OmniCath(R) sales due to U.S. OmniCath(R) clinical trial needs. Foreign export sales decreased to 60% in 1996 compared to 81% in 1995. The Company appointed twenty-two (22) new international distributors in 1995. After an international distributor is appointed, the distributor must comply with the applicable country regulations before products can be imported and sold in a particular country. Depending upon the country, the registration period can take from as little as a few weeks to over nine months, causing delays in product sales while the distributor awaits approval to sell the product. The Company believes that its revised distribution network will result in increased product sales, primarily in Western Europe, South America, Japan and the Pacific Rim countries. The Company discontinued its hole punch operations during the fourth quarter of 1995. The hole punch operations provided approximately $30,000 or 4.5% of net sales during 1995 and approximately $42,000 or 6.6% of net sales during 1994. Related cost of goods sold consisted of approximately $26,000 and $37,000 in 1995 and 1994, respectively.

     Gross profit margins increased to 27.4% in 1996 compared to 1.7% in 1995. This increase is due primarily to better inventory management, decrease in factory overhead and increased productivity of the plant. In order to improve inventory management the Company instituted restocking procedures to take advantage of bulk order discounts and computerized inventory management, as well as shipping and receiving information. The better tracking system enabled the Company to avoid having any expired inventory during 1996. In February 1996 the Company hired a director of manufacturing to assess the inefficiencies in the current system and to ready the plant for increased production. The Company negotiated a more favorable rental rate resulting in decreased facility rent, a portion of which is allocated to plant overhead, introduced energy saving operating techniques, reduced scrap rates and improved batch yields. Higher recruitment standards, improved training for production employees and revised salary structures to reduce personnel turnover were instituted. Since the manufacturing process is labor intensive, these changes resulted in increased productivity as well as reducing costs. "See Liquidity and Capital Resources" below.

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

     Research and development expenses increased 19.1% to $640,792 in 1996 compared to $537,962 in 1995. The increase is primarily attributed to the Company's efforts to initiate U.S. clinical trials for the OmniCath(R). These expenses are expected to increase in the future as the Company's products approach commercial viability and will be funded by increased revenue generated through Cathlab Division sales or from the sale of ancillary technologies or through joint development agreements with strategic partners.(1)

     Interest expense increased 13.5% to $313,914 in 1996. This is primarily due to the obligation due USSC. The Note, originally due January 20, 1996, was extended to March 15, 1996 and subsequently extended to September 1996. Monthly payments were made from March through August 1996, and the remaining balance paid in September 1996 with proceeds received from promissory notes. These promissory notes were repaid in full in November 1996.

  Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

     During the fiscal year ended December 31, 1995, the Company had net sales of $660,770, compared to net sales of $637,375 for 1994, an increase of 3.6%. Of net 1995 sales, $568,522 or 86.04% resulted from sales of Cathlab's catheter products, $29,849 or 4.52% resulted from sales of Freedom's catheter hole punches, and $62,399 or 9.44% resulted from other sales. International sales accounted for approximately 81.29% of total 1995 sales, and 58.6% or $385,209 of 1994 sales consisting primarily of sales of the Cathlab products in Europe and Central and South America, and American BioMed products to Europe. Foreign export sales increased 39% in 1995 as compared to 1994. The Company primarily markets its product through distributors. As contracts are renewed or new distributors are appointed either due to the non-performance of a prior distributor or the expansion to new territories, overall sales are expected to increase. Changes to international distributors will result in a short-term decrease in sales while the distributor complies with the applicable country's regulations.

     Cost of sales was $649,355 or 98.3% of total sales during 1995, compared to $782,729 or 122% of total sales during 1994. These high percentages are due in large measure to the lower than expected profit margins as well as much lower than expected production while fixed manufacturing expenses were still incurred. During 1995 and 1994 the Company was unable to buy in bulk due to the shortage of cash. As a result of the material shortage, operations were scaled back and in 1995 the plant was shut down for one week. Cost of sales is continuing to decrease as the Company's cash position improves and production increases. During 1994 and 1995 management's cost containment strategy included plant shutdowns when necessary, reducing personnel, and closely monitoring purchases without sacrificing quality. See "Liquidity and Capital Resources" below.

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

     On July 20, 1995, USSC elected not to exercise its option to acquire certain assets. As a result, the Company retained $1.0 million of the Initial Payment as a forfeited option fee. The other $1.0 million was payable to USSC plus interest at 10% per annum beginning July 20, 1995 (the "Note"). The Note, originally due January 20, 1996 which was collateralized by the Company's stent technology, was extended to March 15, 1996 and subsequently to September 15, 1996.

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

     The net cash used by operating activities in 1996 of $1.6 million was 10% more than in 1995. In 1996 the cash flow was favorably impacted by the negotiations of debt to equity conversions of approximately $1.5 million with various stockholders, vendors and a bank. In addition, two consultants were paid in stock rather than cash. Net cash used by operating activities in 1995 was 50% greater than in 1994. The Company decreased its operating liabilities by approximately $276,000 in 1995 versus the increase in liabilities which occurred in 1994.

     Cash flows of $452,145 were provided by investing activities in 1995 as compared to cash used by investing activities of $76,923 and $50,646 in 1996 and 1994, respectively. Cash flows were favorably impacted in 1995 by the sale of technology and assets of the Company's hole punch operations.

     The Company plans to install vendor upgrades for each of its computer-based applications that will accommodate the millennium change. The Company does not believe that the millennium change will have an adverse impact on its operations.

     Capital expenditures in 1996 were $46,773 and included new computers and leasehold improvements to the Cathlab facility to facilitate the relocation of the research and development activities from Texas. The Company expects capital expenditures in 1997 to increase to approximately $150,000 for additional computers, accounting software upgrades, manufacturing equipment and molds. In addition, the Company continues to invest in the development of its patents as evidenced by the use of funds of $31,414, $51,877 and $50,646 for the years ended December 31, 1996, 1995 and 1994, respectively. Since inception, the Company has expended $436,988 on internally developed patents.

     Cash flows of $2,906,223, $1,019,504 and $737,871 were provided by financing activities for the years ended December 31, 1996, 1995, and 1994, respectively. Since inception, financing activities have provided net cash of $19,144,866. Financing activities consist of note proceeds and repayments, capital lease obligations and repayments, proceeds from the sale of debentures, preferred stock, common stock and warrants, proceeds from the exercise of warrants and options, related offering and financing costs, cash dividends on preferred stock and the acquisition of treasury stock.

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

     The Company completed a $2.5 million convertible preferred equity funding on March 24, 1997 which will provide the Company with sufficient cash to meet its cash requirements for twelve to fifteen months. (See "Subsequent Events" below.) Management believes that by the fourth quarter of 1997, cash flow from operations will be sufficient to meet the Company's cash requirements. In addition, the Company is actively engaged in discussions to sell selected non-core technologies to third-party healthcare companies.

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

     The Company's strategic plan consists of focusing on increasing the market penetration of its 10 existing FDA-approved products, continuing to revamp its distribution network as new distributors are warranted, continuing to focus on the commercialization of its core technologies by pursuing US and international regulatory approval, aggressively pursuing the sale of ancillary technology to meet future cash requirements and validation of the proprietary nature of its technologies, continuation of efforts to identify and pursue strategic alliances and a continuing effort to reduce manufacturing costs. The Company's aggressive cost reduction program has resulted in annual cost savings in excess of $600,000 in selling, general and administrative expenses as well as reducing manufacturing costs 28.2% or over $126,000 in 1996. These reductions have enabled the Company to shift additional resources into its clinical trial efforts, new product development efforts and increased sales and marketing programs.

     Management believes that the Company is now positioned to capitalize on its silicone manufacturing expertise and patented minimally invasive technologies as all cost containment programs and restructuring of the Company's manufacturing operations, which include employee training and rebuilding of the Company's infrastructure, are now in place. Although there can be no assurances, management anticipates that these actions, coupled with a concentrated focus of its efforts on the marketing and distribution of its FDA approved products and successful completion of its ongoing clinical trials, will result in revenue growth in the next twelve months.

     In addition, during 1996, management has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements. An integral part of this on-going strategy is to aggressively pursue the sale of all ancillary technology which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products. Although there can be no assurances, the Company does not foresee any risks associated with these initiatives.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. and d. Financial Statements and Financial Statement Schedule

     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on Page F-1 herein.

     b. Reports on Form 8-K

     None.

     c. Exhibits

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1            -- Agreement and Plan of Merger among American BioMed, Inc.,
                            ABI Acquisition, Inc. and Cathlab Corporation dated March
                            30, 1992(3)
          3.1            -- Certificate of Incorporation.(1)
          3.2            -- By-laws.(1)
          3.3            -- Certificate of Designations, Preferences and Rights of
                            1996 Series A Convertible Preferred Stock(5)
          3.4            -- Certificate of Designations, Preferences and Rights of
                            1996 Series B Convertible Preferred Stock(5)
          3.5            -- Certificate of Designations, Preferences and Rights of
                            1997 Series C Convertible Preferred Stock
          4.2            -- Specimen Common Stock Certificate(1)
         10.17           -- Summers Note, dated September 1990, between the Company and David P. Summers, as amended(1)
         10.28           -- 1992 Stock Option Plan of the Company and forms of
                            incentive stock option agreement and non-qualified stock
                            option agreement(2)
         10.57           -- Patent License, Research & Development Agreement between
                            Wright Medical Technology, Inc. and American BioMed,
                            Inc.(2)
         10.69           -- Stipulation of Settlement, Scott Printing Corporation v.
                            American BioMed, Inc.(4)
         10.70           -- Employment contract with Steven B. Rash(4)
         10.71           -- Purchase of Technology Agreement, Guerbet, S.A.(4)
         10.73           -- Corporate Communications Settlement Agreement(4)
         10.74           -- Distribution Agreement with Horizon Medical(4)
         10.80           -- 1996 Incentive Stock Option Plan(6)
         10.81           -- Aberlyn Schedule No. 3 to Master Lease Agreement No.
                            0001E and Patent Schedule No. 2 to Patent Assignment and
                            License Agreement No. 0001P, effective June 1, 1996(7)
         10.82           -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the
                            issuance and sale of Common Stock and 200 shares of the
                            1996 Series A Convertible Preferred Stock
         10.83           -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the
                            issuance and sale of 1,190 shares of the 1996 Series A
                            Convertible Preferred Stock

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.84           -- Form of Registration Rights Agreement, dated February 20,
                            1996, between the Company and holders of the 1996 Series
                            A Convertible Preferred Stock
         10.85           -- Securities Purchase Agreement, dated November 7, 1996,
                            between the Company and certain investors relating to the
                            issuance and sale of the 1996 Series B Convertible
                            Preferred Stock
         10.86           -- Form of Registration Rights Agreement, dated November 7,
                            1996, between the Company and holders of the 1996 Series
                            B Convertible Preferred Stock
         10.87           -- Securities Purchase Agreement, dated March 21, 1997,
                            between the Company and certain investors relating to the
                            issuance and sale of the 1997 Series C Convertible
                            Preferred Stock
         10.88           -- Registration Rights Agreement, dated March 21, 1997,
                            between the Company and holders of the 1997 Series C
                            Convertible Preferred Stock
         11.1            -- Computation of (Loss) per Common Share(7)
         21.1            -- Subsidiaries of the Registrant(7)
         23.1            -- Consent of Coopers & Lybrand L.L.P.
         27              -- Financial Data Schedule(7)

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

(3) Incorporated by reference to the Company's Current Report on Form 8-K for April 30, 1992.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(6) Incorporated by reference to the Company's Proxy Statement for the November 22, 1996 Annual Meeting.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

      CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                        PREFERRED STOCK        COMMON STOCK       ADDITIONAL     DURING THE       TREASURY STOCK
                                        ----------------   --------------------     PAID-IN     DEVELOPMENT    --------------------
                                         SHARES     PAR      SHARES       PAR       CAPITAL        STAGE        SHARES      COSTS
                                        --------   -----   ----------   -------   -----------   ------------   --------   ---------
Issuance of $1 par value common stock
  on September 4, 1984................                          1,000   $ 1,000
Redemption of $1 par value common
  stock...............................                         (1,000)   (1,000)
Issuance of $.001 par value common
  stock...............................                      1,000,000     1,000
Issuance of $.001 par value common
  stock at fair market value of
  services rendered...................                        100,000       100   $    19,900
Issuance of Series A preferred
  stock...............................   156,250   $ 156                              499,844
Issuance of common stock pursuant to a
  three-for-one stock split subsequent
  to December 31, 1990, retroactively
  applied.............................                      2,200,000     2,200        (2,200)
Redemption of common stock pursuant to
  a one-for 2.325 reverse stock split
  subsequent to December 31, 1990,
  retroactively applied...............                     (1,880,645)   (1,881)        1,881
Issuance of $.001 par value common
  stock in connection with Bridge
  Notes...............................                        182,000       182        45,318
Issuance of stock purchase warrants...                                                100,000
Sale of common stock, net of offering
  costs...............................                        800,000       800     3,059,472
Conversion of Series A preferred
  stock...............................  (156,250)   (156)     223,214       223           (67)
Conversion of $255,000 principal
  amount of debenture.................                         63,750        64       254,936
Exercise of underwriter's over
  allotment option, net of offering
  costs...............................                        111,700       112       483,367
Issuance of $.001 par value common
  stock in connection with acquisition
  of Freedom Machine, Inc.............                         60,000        60       206,940
Conversion of $385,000 principal
  amount of debentures................                         96,250        96       384,904
Issuance of $.001 par value common
  stock in connection with acquisition
  of Cathlab Corporation..............                        450,000       450     2,024,550
Issuance of $.001 par value common
  stock in connection with acquisition
  of VMS, Inc.........................                         27,777        28       124,971
Issuance of $.001 par value common
  stock in connection with 6%
  promissory notes....................                         58,576        59       263,533
Issuance of $.001 par value common
  stock in connection with purchase of
  assets of SuperStat, Inc............                         18,182        18        81,801
Issuance of $.001 par value common
  stock in connection with a $500,000
  loan from a bank....................                         79,365        79       357,064
Issuance of $.001 par value common
  stock in connection with Therex
  settlement..........................                         58,823        59       499,941
Issuance of Series B preferred stock,
  net of offering costs...............   287,500     288                            2,545,858
Exercise of stock purchase warrants...                        678,717       679     2,800,341
Issuance of $.001 par value common
  stock in connection with Therex
  settlement..........................                         77,000        77           (77)


                                           TOTAL
                                        ------------
Issuance of $1 par value common stock
  on September 4, 1984................  $      1,000
Redemption of $1 par value common
  stock...............................        (1,000)
Issuance of $.001 par value common
  stock...............................         1,000
Issuance of $.001 par value common
  stock at fair market value of
  services rendered...................        20,000
Issuance of Series A preferred
  stock...............................       500,000
Issuance of common stock pursuant to a
  three-for-one stock split subsequent
  to December 31, 1990, retroactively
  applied.............................
Redemption of common stock pursuant to
  a one-for 2.325 reverse stock split
  subsequent to December 31, 1990,
  retroactively applied...............
Issuance of $.001 par value common
  stock in connection with Bridge
  Notes...............................        45,500
Issuance of stock purchase warrants...       100,000
Sale of common stock, net of offering
  costs...............................     3,060,272
Conversion of Series A preferred
  stock...............................
Conversion of $255,000 principal
  amount of debenture.................       255,000
Exercise of underwriter's over
  allotment option, net of offering
  costs...............................       483,479
Issuance of $.001 par value common
  stock in connection with acquisition
  of Freedom Machine, Inc.............       207,000
Conversion of $385,000 principal
  amount of debentures................       385,000
Issuance of $.001 par value common
  stock in connection with acquisition
  of Cathlab Corporation..............     2,025,000
Issuance of $.001 par value common
  stock in connection with acquisition
  of VMS, Inc.........................       124,999
Issuance of $.001 par value common
  stock in connection with 6%
  promissory notes....................       263,592
Issuance of $.001 par value common
  stock in connection with purchase of
  assets of SuperStat, Inc............        81,819
Issuance of $.001 par value common
  stock in connection with a $500,000
  loan from a bank....................       357,143
Issuance of $.001 par value common
  stock in connection with Therex
  settlement..........................       500,000
Issuance of Series B preferred stock,
  net of offering costs...............     2,546,146
Exercise of stock purchase warrants...     2,801,020
Issuance of $.001 par value common
  stock in connection with Therex
  settlement..........................
Issuance of $.001 par value common
  stock in connection with consulting
  agreement...........................       175,000
Exercise of stock options.............        38,962
Reacquire $.001 par value common stock
  originally issued in connection with
  Therex settlement...................      (500,000)

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

  Third-Party Reimbursement

     The Company sells its products to distributors, hospitals, physicians and other health care providers for use in furnishing care to their patients. Substantially all except the distributors rely on third-party payors, principally Medicare, Medicaid, and private health insurance plans, to reimburse all or part of the costs or fees associated with the medical procedures performed. While the Company cannot predict the cost of its devices, or the procedures to be performed with its products, or the relative cost and efficacy of competing products or procedures, changes in third-party payor reimbursement practices regarding the procedures performed with medical devices sold by the Company may adversely affect the Company.

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

5. DEFERRED REVENUE

     On August 26, 1994, the Company signed a Patent License, Research & Development Agreement with Wright Medical Technologies, Inc. (WMT) in which the Company licensed to WMT the world-wide manufacturing and distribution rights to the "spinal dissector". The Company received a $300,000 license fee and will receive 5% royalty from sales by WMT through the life of the patent. The Company granted to WMT a stock purchase warrant for 150,000 shares with an exercise price of $2.00. The warrant is exercisable through August 1999. The contract called for the Company to continue to develop the spinal dissector on behalf of WMT and granted the Company the first right of refusal for the manufacturing of the spinal dissector. The Company performed and received additional fees for development services of $2,400 and $66,754 during the years ended December 31, 1995 and 1994, respectively. No development fees were included in revenues for the year ended December 31, 1996. The $300,000 license fee is being amortized over five years, the life the

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. DEFERRED REVENUE -- (CONTINUED)
Company uses to amortize patents. The unamortized balance of $160,000 and $220,000 is reflected as deferred revenue as of December 31, 1996 and 1995, respectively.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------

6. NOTES PAYABLE AND LONG-TERM DEBT: -- (CONTINUED)
Note payable to an insurance company bearing interest at
  8.7% per year payable in monthly installments of $5,298
  including interest, maturing July 8, 1997.................      36,035            --
Uncollateralized note payable to a company bearing interest
  at 12% per year, maturing January 27, 1997................   1,000,000            --
                                                              ----------    ----------
                                                              $1,278,485    $1,831,322
                                                              ==========    ==========
  Long-term debt consisted of the following:
Note payable to a law firm bearing interest at 8.25% per
  year payable in monthly installments of $3,858 including
  interest, maturing August 1, 2000.........................  $  148,876            --
Less current maturities.....................................     (38,404)           --
                                                              ----------    ----------
                                                              $  110,472    $       --
                                                              ==========    ==========

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

     A director, stockholder and paid consultant of the Company and formerly a Vice President, is a limited partner of Aberlyn Capital Management Limited Partnership ("Aberlyn") and is an officer, director and stockholder of Aberlyn Capital Management, Inc., the general partner of Aberlyn. Effective December 31, 1992, the Company and Aberlyn entered into a Patent Assignment and License Agreement (the "Patent and License Agreement") pursuant to which the Company assigned patents as collateral which are owned by the subsidiary, Cathlab Corporation (the "Cathlab Patents"), to Aberlyn in return for $500,000. The Cathlab

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. RELATED PARTY TRANSACTIONS: -- (CONTINUED)
Patents were exclusively licensed back to the Company for three years for a monthly license fee of $16,355, after which Aberlyn was required to reassign the Cathlab Patents to the Company in exchange for $50,000. Under its terms, if the Company declined to purchase the Cathlab Patents, the Patent and License Agreement would automatically be extended for an additional nine months for a monthly license fee of $17,099, after which the Cathlab Patents would automatically revert back to the Company.

     The Company and Aberlyn entered into an equipment lease effective May 13, 1993 (the "Equipment Lease") pursuant to which the Company assigned certain equipment as collateral to Aberlyn in consideration of $205,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $6,706, after which Aberlyn was required to return the equipment to the Company in exchange for $20,500. Under the terms, if the Company opted not to purchase the equipment, the Equipment Lease would automatically be extended for an additional three months for a monthly payment of $7,011, after which the equipment would automatically revert back to the Company.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. CAPITAL STOCK: -- (CONTINUED)
     The Series B Preferred, which bears no dividends and confers no voting rights, is of equal priority to the Series A Preferred and senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series B Preferred) and is convertible at any time at the option of the holders into a number of shares of common stock (the "Series B Conversion Shares") based on the lesser of (i) the average of the market price for the common stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance, i.e., $1.40 per share or (ii) between 70% and 86% (depending on the length of time since the closing date of the Series B issuance) of the average of the market price for the five consecutive days prior to the day the election to convert is made (the "Series B Conversion Price"). The number of Series B Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, and similar events. In November 1998, any outstanding shares of the Series B Preferred will be automatically converted based on the Series B Conversion Price then in effect. Each Warrant entitles the holder to the number of shares of common stock equal to the quotient of $1,000 divided by the market price of the common stock on the closing date of the Series B issuance. The exercise price of the Warrants is equal to the average of the market price for the common stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance. The Warrants terminate five years after issuance and the exercise price of the warrants and the number of shares of common stock underlying the Warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. In addition to the Series B Preferred and the Warrants, the Series B Investors were given registration rights with respect to the shares of common stock issuable upon conversion of the Series B Preferred and exercise of the Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter.

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

     The Company's strategic plan consists of focusing on increasing the market penetration of its 10 existing FDA-approved products, continuing to revamp its distribution network as new distributors are warranted, continuing to focus on the commercialization of its core technologies by pursuing US and international regulatory approval, aggressively pursuing the sale of ancillary technology to meet future cash requirements and validation of the proprietary nature of its technologies, continuation of efforts to identify and pursue strategic alliances and a continuing effort to reduce manufacturing costs. The Company's aggressive cost reduction program has resulted in annual cost savings estimated to be in excess of $600,000 in selling, general and administrative expenses as well as reducing manufacturing costs 28.2% or over $126,000 in 1996 as compared to 1995. These reductions have enabled the Company to shift additional resources into its clinical trial efforts, new product development efforts and increased sales and marketing programs.

     Management believes that the Company is now positioned to capitalize on its silicone manufacturing expertise and patented minimally invasive technologies as all cost containment programs and restructuring of the Company's manufacturing operations, which include employee training and rebuilding of the Company's infrastructure, are now in place.

     In addition, during 1996, management has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements and projects. An integral part of this on-going strategy is to aggressively pursue the sale of all ancillary technology which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products. Although there can be no assurances, the Company does not foresee any risks associated with these initiatives.

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

---------------

(1) Write-off of bad debts.

                                   SIGNATURES


     Pursuant to the Requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, State of Texas, on the 2nd day of July, 1997.


                                            AMERICAN BIOMED, INC.

                                            By:     /s/ STEVEN B. RASH
                                              ----------------------------------
                                                     Steven B. Rash
                                                    Chairman of the Board


     Pursuant to the requirements of the Securities Act of 1933, Amendment Number 1 to this registration statement has been signed by the following persons in the capacities and on the dates indicated:



                 /s/ STEVEN B. RASH                    Chairman of the Board,              July 2, 1997
-----------------------------------------------------    President and Chief Executive
                   Steven B. Rash                        Officer

               /s/ COLENE BLANKINSHIP                  Controller                          July 2, 1997
-----------------------------------------------------    (Principal Financial and
                 Colene Blankinship                      Accounting Officer)

               /s/ LAWRENCE M. HOFFMAN                 Director                            July 2, 1997
-----------------------------------------------------
                 Lawrence M. Hoffman

                 /s/ RICHARD SERBIN                    Director                            July 2, 1997
-----------------------------------------------------
                   Richard Serbin

                /s/ CLAUDIO GUAZZONI                   Director
-----------------------------------------------------
                  Claudio Guazzoni

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
          2.1            -- Agreement and Plan of Merger among American BioMed, Inc.,
                            ABI Acquisition, Inc. and Cathlab Corporation dated March
                            30, 1992(3)
          3.1            -- Certificate of Incorporation.(1)
          3.2            -- By-laws.(1)
          3.3            -- Certificate of Designations, Preferences and Rights of
                            1996 Series A Convertible Preferred Stock(5)
          3.4            -- Certificate of Designations, Preferences and Rights of
                            1996 Series B Convertible Preferred Stock(5)
          3.5            -- Certificate of Designations, Preferences and Rights of
                            1997 Series C Convertible Preferred Stock
          4.2            -- Specimen Common Stock Certificate(1)
         10.17           -- Summers Note, dated September 1990, between the Company and David P. Summers, as amended(1)
         10.28           -- 1992 Stock Option Plan of the Company and forms of
                            incentive stock option agreement and non-qualified stock
                            option agreement(2)
         10.57           -- Patent License, Research & Development Agreement between
                            Wright Medical Technology, Inc. and American BioMed,
                            Inc.(2)
         10.69           -- Stipulation of Settlement, Scott Printing Corporation v.
                            American BioMed, Inc.(4)
         10.70           -- Employment contract with Steven B. Rash(4)
         10.71           -- Purchase of Technology Agreement, Guerbet, S.A.(4)
         10.73           -- Corporate Communications Settlement Agreement(4)
         10.74           -- Distribution Agreement with Horizon Medical(4)
         10.80           -- 1996 Incentive Stock Option Plan(6)
         10.81           -- Aberlyn Schedule No. 3 to Master Lease Agreement No.
                            0001E and Patent Schedule No. 2 to Patent Assignment and
                            License Agreement No. 0001P, effective June 1, 1996(7)
         10.82           -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the
                            issuance and sale of Common Stock and 200 shares of the
                            1996 Series A Convertible Preferred Stock
         10.83           -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the
                            issuance and sale of 1,190 shares of the 1996 Series A
                            Convertible Preferred Stock
         10.84           -- Form of Registration Rights Agreement, dated February 20,
                            1996, between the Company and holders of the 1996 Series
                            A Convertible Preferred Stock
         10.85           -- Securities Purchase Agreement, dated November 7, 1996,
                            between the Company and certain investors relating to the
                            issuance and sale of the 1996 Series B Convertible
                            Preferred Stock
         10.86           -- Form of Registration Rights Agreement, dated November 7,
                            1996, between the Company and holders of the 1996 Series
                            B Convertible Preferred Stock
         10.87           -- Securities Purchase Agreement, dated March 21, 1997,
                            between the Company and certain investors relating to the
                            issuance and sale of the 1997 Series C Convertible
                            Preferred Stock

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
         10.88           -- Registration Rights Agreement, dated March 21, 1997,
                            between the Company and holders of the 1997 Series C
                            Convertible Preferred Stock
         11.1            -- Computation of (Loss) per Common Share(7)
         21.1            -- Subsidiaries of the Registrant(7)
         23.1            -- Consent of Coopers & Lybrand L.L.P.
         27              -- Financial Data Schedule(7)

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

(3) Incorporated by reference to the Company's Current Report on Form 8-K for April 30, 1992.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(6) Incorporated by reference to the Company's Proxy Statement for the November 22, 1996 Annual Meeting.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.