Form 10-Q
period 1997-06-30
AMERICAN BIOMED INC
filed 1997-08-14
CIK 867572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         ACT OF 1934

                  For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

           For the transition period from ___________ to __________


                        Commission File Number: 0-19606


                             AMERICAN BIOMED, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                                   76-0136574
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


        10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas 77380
        ---------------------------------------------------------------
          (address of principal executive offices)          (Zip Code)

                                 (281) 367-3895
                                  -------------
              (Registrant's telephone number, including area code)

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
The total number of shares outstanding of common stock, $.001 par value as of July 30, 1997 is 14,942,309.

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

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                                               June 30,      December 31,
                                                                                                 1997            1996
                                                                                             ----------      ------------
            ASSETS

Current assets:
  Cash and cash equivalents                                                                 $ 1,484,640   $  1,183,613
  Accounts receivable, trade, net of allowance for doubtful accounts
   of $57,500 in 1996                                                                           156,695        168,359
  Accounts receivable, other                                                                     21,257         19,848
  Inventories                                                                                   624,362        462,097
  Prepaid expenses                                                                              226,727        277,195
                                                                                            -----------   ------------
            Total current assets                                                              2,513,681      2,111,112
                                                                                            -----------   ------------

Property and equipment, net                                                                     102,006         81,315
Patents, net of accumulated amortization of $877,112 and
 $870,014 in 1997 and 1996, respectively                                                        175,274        164,655
Goodwill, net of accumulated amortization of $635,933
 and $574,391 in 1997 and 1996, respectively                                                    594,903        656,444
Other assets                                                                                     39,711         55,625
                                                                                            -----------   ------------

            Total assets                                                                    $ 3,425,575   $  3,069,151
                                                                                            ===========   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to stockholders and others                                                  $   272,424   $  1,278,485
  Current maturities of long-term debt                                                           40,015         38,404
  Current maturities of capital lease obligations                                               482,666        266,078
  Accounts payable                                                                              331,601        301,184
  Accrued liabilities                                                                           496,904        483,167
                                                                                            -----------   ------------
            Total current liabilities                                                         1,623,610      2,367,318
Long-term debt, net of current maturities                                                        91,561        110,472
Capital lease obligations, net of current maturities                                                 --        302,766
Deferred revenue                                                                                130,000        160,000

Commitments and contingencies:

Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
    Series A:  Convertible preferred stock, 1,390 shares authorized, issued and outstanding at June 30, 1997 and December 31, 1996, respectively,
      $1,000 per share or $1,390,000 aggregate liquidation preference                                 1              1
    Series B:  Convertible preferred stock, 2,500 shares authorized, 1,300 shares and
     1,500 shares issued and outstanding at June 30, 1997 and December 31, 1996, respectively, $1,000 per share or $1,300,000 and $1,500,000 aggregate liquidation
      preference respectively, plus an additional 10% per year from the date of issuance              2              2
    Series C: Convertible preferred stock, 125 shares authorized, 125 shares issued and outstanding at June 30, 1997, $20,000 per share or $2,500,000 aggregate liquidation preference plus an additional 7% per year from the date of issuance
  Common stock, $.001 par value, 50,000,000 shares authorized, 14,857,378 and
    13,544,019 shares issued at June 30, 1997 and December 31, 1996, respectively                14,857         13,544
  Additional paid-in capital                                                                 27,395,370     24,741,670
  Deficit accumulated during the development stage                                          (25,578,226)   (24,375,022)
  Less treasury stock at cost, 68,323 shares                                                   (251,600)      (251,600)
                                                                                            -----------   ------------
            Total stockholders' equity                                                        1,580,404        128,595
                                                                                            -----------   ------------

            Total liabilities and stockholders' equity                                      $ 3,425,575   $  3,069,151
                                                                                            ===========   ============



   The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                               1997             1996           1997              1996
                                                               ---------------------           ----------------------
Sales, net                                                  $    135,982    $    122,699    $    253,329    $    229,436
Cost of Sales                                                    (35,284)       (105,660)       (160,018)       (206,473)
                                                            ------------    ------------    ------------    ------------
  Gross profit                                                   100,698          17,039          93,311          22,963
                                                            ------------    ------------    ------------    ------------
Operating expenses:
  Selling, general and administrative                           (426,907)       (429,958)       (894,957)       (760,888)
  Research and development                                      (228,674)       (238,698)       (374,962)       (352,686)
  Distributor settlement
                                                            ------------    ------------    ------------    ------------
                                                                (655,581)       (668,656)     (1,269,919)     (1,113,574)
                                                            ------------    ------------    ------------    ------------
     Loss from operations                                       (554,883)       (651,617)     (1,176,608)     (1,090,611)
                                                            ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                                                 15,331             208          20,372             691
  Interest expense                                               (34,302)       (127,037)        (76,911)       (197,683)
  Other income                                                    14,943          50,847          29,943          60,207
                                                            ------------    ------------    ------------    ------------

  Other income (expense), net                                     (4,028)        (75,982)        (26,596)       (136,785)
                                                            ------------    ------------    ------------    ------------

    Net loss                                                    (558,911)       (727,599)     (1,203,204)     (1,227,396)


Less preferred stock dividends                                                                                  (540,556)
                                                            ------------    ------------    ------------    ------------

Net loss available to common shareholders                   $   (558,911)   $   (727,599)   $ (1,203,204)   $ (1,767,952)
                                                            ============    ============    ============    ============

Net loss per common share                                   $       (.04)   $      (0.07)   $       (.08)   $       (.18)
                                                            ============    ============    ============    ============
Weighted average number of common shares
  outstanding                                                 14,565,103      10,214,725      14,278,688       9,873,928
                                                            ============    ============    ============    ============



                                                               Inception,
                                                           September 4, 1984,
                                                                  To
                                                             June 30, 1997
                                                           ---------------
Sales, net                                                  $  3,567,976
Cost of Sales                                                 (3,392,924)
                                                            ------------
  Gross profit                                                   175,052
                                                            ------------
Operating expenses:
  Selling, general and administrative                        (16,351,892)
  Research and development                                    (7,624,955)
  Distributor settlement                                      (1,080,915)
                                                            ------------
                                                             (25,057,762)
                                                            ------------
     Loss from operations                                    (24,882,710)
                                                            ------------

Other income (expense):
  Interest income                                                130,106
  Interest expense                                            (2,772,349)
  Other income                                                 1,946,727
                                                            ------------

  Other income (expense), net                                   (695,516)
                                                            ------------

    Net loss                                                 (25,578,226)


Less preferred stock dividends                                (1,183,413)
                                                            ------------

Net loss available to common shareholders                   $(26,761,639)
                                                            ============

Net loss per common share

Weighted average number of common shares outstanding






   The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                       Inception,
                                                                             Six Months Ended     September 4, 1984,
                                                                                June 30,                 to
                                                                           1997          1996        June 30, 1997
                                                                     ---------------------------   -----------------
Net cash used by operating activities                                $(1,087,831)   $  (630,227)   $(18,421,950)

Cash flows from investing activities:
   Capital expenditures                                                  (10,080)       (11,003)       (445,306)
   Investment in patents                                                 (17,717)        (8,735)       (454,705)
   Other investing activities                                                                           245,080
                                                                     -----------    -----------    ------------

     Net cash used by investing activities                               (27,797)       (19,738)       (654,931)
                                                                     -----------    -----------    ------------

Cash flows from financing activities:
   Proceeds from notes payable to banks                                                               2,333,880
   Proceeds from notes payable to stockholders                                           34,750       1,225,921
   Proceeds from notes payable to others                                                              5,742,337
   Repayments of notes payable to banks                                                  (5,000)     (2,070,000)
   Repayments of notes payable to stockholders                                          (38,238)       (822,992)
   Repayments of notes payable to others                              (1,023,361)      (194,954)     (5,798,378)
   Principal payments under capital lease obligations                    (86,178)       (13,996)       (716,345)
   Proceeds from patent assignment and leaseback                                                        500,000
   Proceeds from equipment assignment and leaseback                                                     305,000
   Proceeds from sale of  debentures                                                                    640,000
   Proceeds from sale of preferred stock                               2,500,000      1,217,493       8,436,502
   Proceeds from sale of common stock and exercise of
         unregistered warrants                                           310,034        351,923       9,044,351
   Proceeds from exercise of stock options                                 3,750         96,000         339,917
   Proceeds from issuance of registered stock purchase warrants                                         100,000
   Proceeds from exercise of registered stock purchase warrants                                       2,801,018
   Treasury stock acquired                                                                             (500,000)
   Offering costs                                                       (287,590)                      (940,243)
   Other financing activities                                                                           (59,447)
                                                                     -----------    -----------    ------------
   Net cash provided by financing activities                           1,416,655      1,447,978      20,561,521
                                                                     -----------    -----------    ------------

   Net increase in cash and cash equivalents                             301,027        798,013       1,484,640
   Cash and cash equivalents at beginning of period                    1,183,613          9,177
                                                                     -----------    -----------    ------------

   Cash and cash equivalents at end of period                        $ 1,484,640    $   807,190    $  1,484,640
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

    These unaudited consolidated condensed financial statements should be read in connection with the financial statements for the year ended December 31, 1996 included in the Company's Annual Report filed on Form 10-K/A-1. Results for the period are not necessarily indicative of year-end results.

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

     Pursuant to Section 4(2) of the Securities Act, in March 1997 the Company issued 125 shares of its Series C convertible preferred stock, par value $.001 per share (the "Series C Preferred") to Nelson Partners, an unaffiliated investor, for a total purchase price of $2,500,000 or $20,000 per share. The proceeds of the sale will be used to fund clinical trials, research and development projects and general working capital. The Series C Preferred, which bears no dividends and confers no voting rights, is of equal rank with shares of the Series A Preferred and the Series B Preferred and senior to the Company's other equity securities (except with the consent of the majority of the holders of Series C Preferred). The Series C Preferred is convertible at any time on or after 120 days after the inital date of issuance at the option of the holder into a number of shares of common stock (the "Series C Conversion Shares") based on a formula as defined in the purchase agreement.

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

    During the second quarter of 1997, the Company issued 367,554 shares of common stock as a result of the conversion of 200 shares of Series B preferred stock. In addition the Company also issued 75,000 shares of common stock in payment of certain liabilities and services.

    Effective May 19, 1997, the Company, upon recommendation by the compensation committee, granted its president options from the 1996 Incentive Stock Plan to purchase 900,000 shares of the Company's common stock at $.6875 per share which was greater than or equal to the fair market value at the date of grant. The stock options will vest evenly on December 31, 1997, 1998 and 1999.


3.   SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                           Inception
                                                        Six Months Ended               September 4, 1984
                                                             June 30,                         to
                                                      1997             1996              June 30, 1997
                                                 --------------------------------       --------------
Interest Paid                                    $    68,163           $   69,754       $   1,215,041
Noncash investing and financing activities:
Equipment acquired through capital lease                                                      266,539
  agreements
Equipment and leasehold improvements
  acquired through notes payable                                                               35,775
Conversion of accrued interest
  payable to principal on notes
  payable to stockholders                                                                     105,170
Conversion of Series A and Series B
  preferred stock to common stock                                                                 444
Conversion of 1996 Series B preferred stock
  to common stock                                    200,000                                  200,000
Conversion of debentures  to common stock                                                     640,000
Deferred offering costs incurred in prior
  year charged against offering proceeds                                                       41,000
Issuance of common stock in connection
  with purchase of assets of VMS, Inc.                                                        124,999
Issuance of common stock in connection
  with purchase of assets of Superstat, Inc.                                                   81,819
Conversion of notes payable to common stock                                                   538,671
Common stock and warrants issued in lieu of
  interest expense                                                         16,875           1,387,300
Patent assignment and leaseback                                                               500,000
Issuance of common stock in connection with
  Therex settlement                                                                                77
Transfer of note receivable from officer                                                       25,000
Writeup of property and equipment on Cathlab
  due to sale and leaseback agreement                                                         221,616
Issuance of common stock and warrants
  for services                                        29,958              367,500           1,037,385
Issuance of common stock for certain liabilities      98,861              376,781           1,098,560


                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


4. INVENTORIES

      Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

      Inventories consisted of the following:

                                               June 30     December 31
                                                1997           1996
                                             -----------    ----------
          Raw materials..................... $  260,305     $ 178,762
          Work in process...................    182,478       157,114
          Finished goods.....................   181,579       126,221
                                             -----------    ----------
                                             $  624,362     $ 462,097
                                             ===========    ==========

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

          The Company has resolved the litigation regarding the December 1995 American Arbitration Association award to a consultant of $50,000 plus interest at prime plus three percent from May 1, 1995. The award and related interest was paid in full July 1, 1997.

         In May 1997, a former officer and director of the Company filed a lawsuit alleging oppressive action towards a minority shareholder. The Company intends to vigorously contest this lawsuit; however, given the early stage of the litigation, the Company is unable at this time to make a meaningful analysis of possible or likely damages, if any.

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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through June 30, 1997, the Company had an accumulated deficit of $25,578,226.

         During the six months ended June 30, 1997, the Company's sales increased 10.4% to $253,329 compared with sales of $229,436 for the same period in 1996. Foreign export sales increased 81.1% while domestic sales decreased 60.7%. Other revenues for services and projects increased to $42,863 from $3,890. The Company added several new international distributors in 1996. The products registered in these international markets resulted in increased foreign export sales. The decrease in domestic sales is due to the ineffectiveness of the Company's principal domestic distributor and to the decrease in government orders caused by a change in their purchasing methodology.

         Cost of sales represented 63.2% and 90.0% of sales for the six months ended June 30, 1997 and 1996, respectively. The lower percentage in 1997 is due to productivity improvements initiated during the second quarter 1997. The Company focused on building inventory during the second quarter 1997 in anticipation of Original Equipment Manufacturing Orders ("OEM"). As a result, inventory has increased approximately $162,000 since December 31, 1996. Although there can be no assurances, the Company expects the OEM contracts to begin in the fourth quarter.

         Selling, general and administrative expenses increased 17.6% to $894,957 during the first six months of 1997, compared to $760,888 for the same period in 1996. However, the second quarter 1997 reflected a decrease of .7% compared to the second quarter 1996. Because the Vice President of Sales and Marketing was not hired until the second quarter of 1996, sales and marketing expenses for the six months increased 67.9% to approximately $83,300 in 1997 from approximately $49,600 in 1996. The second quarter 1997 reflected a decrease in selling expense of $3,000 or 6.8% compared to the second quarter 1996. Other salaries and payroll-related expenses increased approximately $32,000 and $84,000 for the quarter and six months due to the hiring of two additional corporate personnel, as well as salary and benefit increases. Legal and accounting expenses were elevated during the first six months of 1997 due to expenses incurred regarding preparation of Form S-3 and S-8 Registration Statements. The Company began the ISO 9001 certification process in the fourth quarter of 1996. The Company will continue to incur costs until certification is received, which is presently anticipated in the fourth quarter of 1997. No assurances can be given that the certification will be granted. Expenses related to the ISO 9001 and CE Mark certification process for the first six months of 1997 were approximately $23,000.

         Research and development expenses totaled $374,962 during the first six months of 1997, an increase of 6.3% from the 1996 six months total of $352,686. This is due to the Company initiating research and development on a new line of 100%-silicone balloon catheters for thrombectomy and thrombolysis, which will expand the Company's existing product lines. Clinical trials have begun on these products. In addition, the Company is focusing on completing the OmniCath(R) clinical trials. During the second quarter of 1997, the Company expanded the number of sites authorized to conduct the trials to eight sites.

         Interest expense decreased 61.1% to $76,911 for the first six months of 1997, compared to $197,683 for the first six months of 1996 due to the decrease of over $1 million in notes payable and capital lease obligations.

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

          During the first six months of 1997, the Company initiated a quality assurance department, hired a manufacturing manager and made initial cash outlays for automated manufacturing equipment to increase productivity and manufacturing efficiencies. In addition, some changes were made to production sequences and intensive cross training of employees was established. As a result, the Company's production capacity has increased by over 200%. Resources are also being expended on product development and clinical programs to further the advancement of the Company's core product technologies. The Company raised additional equity capital of $2.5 million via private placements and continues to negotiate debt to equity instruments to improve the Company's financial position and cash flows. As a result, the Company had working capital as of June 30, 1997 of $890,071, an improvement of $1,146,277 as compared to December 31, 1996.

         The net cash used by operating activities of $1,087,831 was approximately $458,000 greater than during the same period in 1996. During the first six months of 1997 the cash flow was favorably impacted by the negotiations of debt to equity conversions and issuance of stock for services of approximately $129,000. Financing activities provided cash of approximately $1.5 million. Warrants to purchase common stock were exercised, providing the Company with approximately $310,000. The sale of Series C Preferred provided approximately $2.2 million, net of offering costs. In addition, the Company repaid the 30-day note of $1 million due in January 1997.

          At June 30, 1997, the Company had cash and cash equivalents of $1,484,640 compared to $1,183,613 at December 31, 1996. The Company anticipates that cash from current cash balances will be adequate to meet the Company's cash requirements through the next eight to ten months. As a part of its effort to meet such requirements, management has undertaken to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements.

          The Company will need to raise substantial funds for future operations and is actively seeking such funding through possible collaborative arrangements, public or private financings, including equity financings, and other arrangements. The Company expects that additional expenditures will be required if additional product candidates enter clinical trials, such as expenditures for laboratory space, scientific and administrative personnel, and additional manufacturing costs. There can be no assurance that the Company will be able to obtain additional financings on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financings are not obtained, the Company's research and development projects will be delayed or scaled back.

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

         In May 1997, a former officer and director of the Company filed a lawsuit alleging oppressive action towards a minority shareholder. The Company intends to vigorously contest this lawsuit; however, given the early stage of the litigation, the Company is unable at this time to make a meaningful analysis of possible or likely damages, if any.

          The Company has resolved the litigation regarding the December 1995 American Arbitration Association award to a consultant of $50,000 plus interest at prime plus three percent from May 1, 1995. The award and related interest was paid in full July 1, 1997.

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


                                      AMERICAN BIOMED, INC.



Date: August 14, 1997                 /s/ Steven B. Rash
                                      ----------------------------
                                      Steven B. Rash
                                      President and
                                      Chief Executive Officer





Date: August 14, 1997                 /s/ Colene F. Blankinship
                                      --------------------------------
                                      Colene F. Blankinship, CPA
                                      Controller
                                      Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as part of this Report:


  Exhibit
       11.1   Computation of Income (Loss) Per Common Share
       27.1   Financial Data Schedule