Form 10-Q
period 1997-09-30
AMERICAN BIOMED INC
filed 1997-11-14
CIK 867572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
          OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

                 For the transition period from                  to
                                                ----------------

                         Commission File Number: 0-19606
                                                 -------

                              AMERICAN BIOMED, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           76-0136574
       -------------------------------------------------------------------
       (State or other jurisdiction of   (I.R.S. Employer Identification
        incorporation or organization)    Number)

       10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas  77380
       -------------------------------------------------------------------
       (address of principal executive offices)                 (Zip Code)

                                 (281) 367-3895
        -------------------------------------------------------------------
                (Registrant's telephone number, including area code)


                                      N.A.
       -------------------------------------------------------------------
       (Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No
                                           ----
The total number of shares outstanding of common stock, $.001 par value as of November 10, 1997 is 17,327,568.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                        September 30,   December 31,
                                                                                            1997           1996
                                                                                        -------------   ------------
            ASSETS
Current assets:
  Cash and cash equivalents                                                             $  717,785   $1,183,613
  Accounts receivable,  trade, net of allowance for doubtful accounts
   of  $57,500 in 1996                                                                     142,193      168,359
  Accounts receivable, other                                                                22,303       19,848
  Inventories                                                                              731,151      462,097
  Prepaid expenses                                                                         184,038      277,195
                                                                                        ----------   ----------
            Total current assets                                                         1,797,470    2,111,112
                                                                                        ----------   ----------

Property and equipment, net                                                                173,374       81,315
Patents, net of accumulated amortization of $880,661 and
 $870,014 in 1997 and 1996, respectively                                                   188,343      164,655
Goodwill, net of accumulated amortization of $666,704
 and $574,391 in 1997 and 1996, respectively                                               564,132      656,444
Other assets                                                                                38,672       55,625
                                                                                        ----------   ----------
            Total assets                                                                $2,761,991   $3,069,151
                                                                                        ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to stockholders and others                                              $  269,723   $1,278,485
  Current maturities of long-term debt                                                      40,846       38,404
  Current maturities of capital lease obligations                                          454,458      266,078
  Accounts payable                                                                         321,113      301,184
  Accrued liabilities                                                                      519,606      483,167
                                                                                        ----------   ----------
            Total current liabilities                                                    1,605,746    2,367,318
Long-term debt, net of current maturities                                                   81,809      110,472
Capital lease obligations, net of current maturities                                          --        302,766
Deferred revenue                                                                           115,000      160,000

Commitments and contingencies:

Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
    Series A:  Convertible preferred stock, 1,390 shares authorized, issued and outstanding at September 30, 1997 and December 31, 1996, respectively,
      $1,000 per share or $1,390,000 aggregate liquidation preference                            1            1
    Series B:  Convertible preferred stock, 2,500 shares authorized, 675 shares and
      1,500 shares issued and outstanding at September 30, 1997 and December 31,
      1996, respectively, $1,000 per share or $675,000 and $1,500,000 aggregate liquidation  preference respectively,  plus an additional 10%  per year
      from the date of issuance                                                                  1            2
    Series C:  Convertible preferred stock, 125 shares authorized, 122 shares issued and outstanding at September 30, 1997, $20,000 per share or $2,440,000 aggregate liquidation preference plus an additional 7% per year from the date of issuance
  Common stock, $.001 par value, 50,000,000 shares authorized, 16,914,304 and
    13,544,019 shares issued at September 30, 1997 and December 31, 1996, respectively      16,914        13,544
  Additional paid-in capital                                                            27,391,636    24,741,670
  Deficit accumulated during the development stage                                     (26,197,516)  (24,375,022)
  Less treasury stock at cost, 68,323 shares                                              (251,600)     (251,600)
                                                                                       -----------   -----------
            Total stockholders' equity                                                     959,436       128,595
                                                                                       -----------   -----------
            Total liabilities and stockholders' equity                                 $ 2,761,991   $ 3,069,151
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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                    Inception,
                                                       Three Months Ended              Nine Months Ended         September 4, 1984,
                                                          September 30,                  September 30,                  To
                                                      1997           1996              1997            1996      September 30, 1997
                                                 --------------------------    -------------------------------  ------------------
Sales, net                                        $  107,292   $     187,761    $      360,621     $    417,197      $  3,675,268
Cost of Sales                                        (62,044)        (89,248)         (222,062)        (295,721)       (3,454,968)
                                                  ----------   -------------    --------------     ------------      ------------
  Gross profit                                        45,248          98,513           138,559          121,476           220,300
Operating expenses:
  Selling, general and administrative               (532,466)       (522,370)       (1,427,423)      (1,283,258)      (16,884,358)
  Research and development                          (127,096)       (139,792)         (502,058)        (492,478)       (7,752,051)
  Distributor settlement                                                                                               (1,080,915)
                                                  ----------   -------------    --------------     ------------      ------------
                                                    (659,562)       (662,162)       (1,929,481)      (1,775,736)      (25,717,324)
                                                  ----------   -------------    --------------     ------------      ------------
     Loss from operations                           (614,314)       (563,649)       (1,790,922)      (1,654,260)      (25,497,024)
                                                  ----------   -------------    --------------     ------------      ------------

Other income (expense):
  Interest income                                      4,133           2,921            24,505            3,613           134,239
  Interest expense                                   (24,110)        (85,634)         (101,021)        (283,318)       (2,796,459)
  Other income                                        15,001          (2,630)           44,944           57,577         1,961,728
                                                  ----------   -------------    --------------     ------------      ------------

  Other income (expense), net                         (4,976)        (85,343)          (31,572)        (222,128)         (700,492)
                                                  ----------   -------------    --------------     ------------      ------------

    Net loss                                        (619,290)       (648,992)       (1,822,494)      (1,876,388)      (26,197,516)

  Less preferred stock dividends                                                                       (540,556)       (1,183,413)
                                                  ----------   -------------    --------------     ------------      ------------

  Net loss available to common shareholders       $ (619,290)   $   (648,992)    $  (1,822,494)    $ (2,416,944)    $ (27,380,929)
                                                  ==========    ============     =============     ============     =============
  Net loss per common share                       $     (.04)   $      (0.05)    $        (.12)    $       (.23)
                                                  ==========    ============     =============     ============
  Weighted average number of common shares
       outstanding                                15,823,589      12,299,078        14,799,314       10,688,212
                                                  ==========    ============     =============     ============




     The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                              Inception,
                                                                               Nine Months Ended           September 4, 1984,
                                                                                  September 30,                    to
                                                                            1997               1996        September 30, 1997
                                                                       ------------------------------    --------------------
Net cash used by operating activities                                  $ (1,705,344)     $ (1,205,283)     $(19,039,463)

Cash flows from investing activities:
   Capital expenditures                                                    (112,974)          (23,615)         (548,200)
   Investment in patents                                                    (34,335)          (22,923)         (471,323)
   Other investing activities                                                                                   245,080
                                                                       ------------      ------------      ------------

     Net cash used by investing activities                                 (147,309)          (46,538)         (774,443)
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from notes payable to banks                                                                       2,333,880
   Proceeds from notes payable to stockholders                                                 34,750         1,225,921
   Proceeds from notes payable to others                                     58,750           835,576         5,801,087
   Repayments of notes payable to banks                                                        (5,000)       (2,070,000)
   Repayments of notes payable to stockholders                                               (123,522)         (822,992)
   Repayments of notes payable to others                                 (1,093,733)       (1,135,002)       (5,868,750)
   Principal payments under capital lease obligations                      (114,386)          (44,832)         (744,553)
   Proceeds from patent assignment and leaseback                                                                500,000
   Proceeds from equipment assignment and leaseback                                                             305,000
   Proceeds from sale of  debentures                                                                            640,000
   Proceeds from sale of preferred stock                                  2,500,000         1,390,356         8,436,502
   Proceeds from sale of common stock and exercise of
      unregistered warrants                                                 320,034           492,923         9,054,351
   Proceeds from exercise of stock options                                    3,750            96,000           339,917
   Proceeds from issuance of registered stock purchase warrants                                                 100,000
   Proceeds from exercise of registered stock purchase warrants                                               2,801,018
   Treasury stock acquired                                                                                     (500,000)
   Offering costs                                                          (287,590)         (172,862)         (940,243)
   Other financing activities                                                                                   (59,447)
                                                                       ------------      ------------      ------------
      Net cash provided by financing activities                           1,386,825         1,368,387        20,531,691
                                                                       ------------      ------------      ------------

   Net increase in cash and cash equivalents                               (465,828)          116,566           717,785
   Cash and cash equivalents at beginning of period                       1,183,613             9,177
                                                                       ------------      ------------      ------------

   Cash and cash equivalents at end of period                          $    717,785      $    125,743      $    717,785
                                                                       ============      ============      ============





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

     Registration rights were conferred upon the Series C Preferred requiring the Company to file an S-3 Registration Statement ("Registration Statement") covering the resale of the Series C Conversion Shares on or before the ninetieth day following the issuance date ("Scheduled Effective Date"). The Registration Statement became effective July 25, 1997 which was after the Scheduled Effective Date. As a result 31 shares, 25% of the Series C Preferred shares issued, are convertible at a reduced conversion percentage.

    The Company may at its option at any time after the 180th day and prior to the 361st day following the issuance of the Series C Preferred, prohibit holders of the Series C Preferred from exercising any conversion rights granted (the "Lock-Up") when certain conditions are met. In the event the Company effects a lock-up, each holder of the Series C Preferred will be entitled to a warrant (the "Lock-Up Warrant") exercisable for that number of shares of common stock equal to (1/2) one-half of the number of shares of common stock which would have been issuable had such holder converted, and on the last day of the lock-up period will be entitled to an additional Lock-Up Warrant exercisable for that number of shares of common stock equal to one-half of the number of shares of common stock which would have been issuable had such holder converted. The exercise price of the Lock-Up Warrant is the fixed conversion price ($1.75) that is in effect at the time of issuance of the Lock-Up warrant, but not subject to any adjustments.
                                        6

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

    During the second quarter of 1997, the Company issued 367,554 shares of common stock as a result of the conversion of 200 shares of Series B convertible preferred stock ("the "Series B Preferred"). In addition the Company also issued 75,000 shares of common stock in payment of certain liabilities and services.

    Effective May 19, 1997, the Company, upon recommendation by the compensation committee, granted its president options from the 1996 Incentive Stock Plan to purchase 900,000 shares of the Company's common stock at $.6875 per share which was greater than or equal to the fair market value at the date of grant. The stock options will vest evenly on December 31, 1997, 1998 and 1999.

     Due to the conversion of 710 shares of Series B Preferred and 3 shares of Series C Preferred the Company issued 1,889,519 shares and 127,407 shares of common stock, respectively, during the third quarter of 1997. In August 1997, 40,000 shares of common stock were issued upon the exercise of a warrant.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)


3.   SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                          Inception
                                                        Nine Months Ended             September 4, 1984
                                                           September 30,                      to
                                                      1997               1996         September 30, 1997
                                                   ------------------------------     ------------------
Interest Paid                                      $    86,678        $   342,578           $ 1,233,556
Noncash investing and financing activities:
Equipment acquired through capital lease                                                        266,539
  agreements
Equipment and leasehold improvements
  acquired through notes payable                                                                 35,775
Conversion of accrued interest
  payable to principal on notes
  payable to stockholders                                                                       105,170
Conversion of Series A and Series B
  preferred stock to common stock                                                                   444
Conversion of 1996 Series B preferred stock
  to common stock                                      910,000                                  910,000
Conversion of debentures to common stock                                                        640,000
Deferred offering costs incurred in prior
  year charged against offering proceeds                                                         41,000
Issuance of common stock in connection
  with purchase of assets of VMS, Inc.                                                          124,999
Issuance of common stock in connection
  with purchase of assets of Superstat, Inc.                                                     81,819
Conversion of notes payable to common stock                               407,360               538,671
Common stock and warrants issued in lieu of
  interest expense                                                         57,744             1,387,300
Patent assignment and leaseback                                                                 500,000
Issuance of common stock in connection with
  Therex settlement                                                                                  77
Transfer of note receivable from officer                                                         25,000
Writeup of property and equipment on Cathlab
  due to sale and leaseback agreement                                                           221,616
Issuance of common stock and warrants
  for services                                          28,280            367,500             1,035,707
Issuance of common stock for certain liabilities        88,861          1,177,421             1,088,560



                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

4.  INVENTORIES

           Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

           Inventories consisted of the following:


                                                September 30     December 31
                                                    1997             1996
                                                -----------      ----------
          Raw materials.....................    $   308,669      $  178,762
          Work in process...................        232,311         157,114
          Finished goods....................        190,171         126,221
                                                -----------      ----------
                                                $   731,151      $  462,097
                                                ===========      ==========

5.  COMMITMENTS AND CONTINGENCIES

          In addition to matters discussed below, the Company is occasionally a party to litigation arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accrual for probable liabilities for the eventual disposition of the matter. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

          In May 1997, a former officer and director of the Company filed a lawsuit alleging oppressive action towards a minority shareholder. The Company intends to vigorously contest this lawsuit; however, given the early stage of the litigation, the Company is unable at this time to make a meaningful analysis of possible or likely damages, if any.

          In August 1997, a former officer and director of the Company filed a lawsuit alleging breach of contract and is seeking specific performance and monetary damages. The Company intends to vigorously contest this lawsuit; however, given the early stage of the litigation, the Company is unable at this time to make a meaningful analysis of possible or likely damages, if any.

          In September 1997, a former distributor filed a lawsuit alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. These options have been properly reserved for, but have not been issued.

          The Company has resolved the litigation regarding the December 1995 American Arbitration Association award to a consultant of $50,000 plus interest at prime plus three percent from May 1, 1995. The award and related interest were paid in full July 1, 1997.

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

          The Company has adopted Financial Accounting Standards Board ("FASB" ) Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129"). SFAS 129 requires all entities, public and nonpublic that have issued securities which provide evidence of debt or ownership or a related right to adequately disclose within the financial statement, information regarding the Company's capital structure and is effective for financial statements issued for periods ending after December 15, 1997.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)


6.    RECENT ACCOUNTING PRONOUNCEMENTS - Continued

          The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established standards for reporting and presentation of comprehensive income and its components in a financial statement that is presented with the same prominence as other financial statements. It requires the items of other comprehensive income be classified by their nature and the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and application is to be adopted at the beginning of the fiscal year. The Company has not yet determined the impact that the adoption of SFAS 130 will have on its presentation of financial information.


          The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards requiring public business enterprises to report information about operation segments in annual financial statements on the basis that is used internally for evaluating segment performance and allocating resources, and requires selected information be reported in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact that the adoption of SFAS 131 will have on its financial statement disclosures.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through September 30, 1997, the Company had an accumulated deficit of $27,380,929.

         During the nine months ended September 30, 1997, the Company's sales decreased 13.6% to $360,621 compared with sales of $417,197 for the same period in 1996. Year to date foreign export sales increased 22.3% while domestic sales decreased 56.2%. Third quarter foreign export sales and domestic sales decreased 31.8% and 54.5%, respectively. Other revenues for services and projects increased to $37,863 from $3,890. The Company added several new international distributors in 1996. The products registered in these international markets resulted in increased foreign export sales. The decrease in domestic sales is due to the ineffectiveness of the Company's principal domestic distributor and to the decrease in government orders caused by a change in their purchasing methodology. Overall sales were down due to the ineffectiveness of the Company's sales team. Corrective action was taken and new sales staff was added in October. As a result, sales for the fourth quarter of 1997 already exceed the third quarter sales of $107,292.

         Cost of sales represented 61.6% and 70.9% of sales for the nine months ended September 30, 1997 and 1996, respectively. The lower percentage in 1997 is due to productivity improvements initiated during the second quarter 1997. The Company focused on building inventory during the second and third quarter of 1997 in anticipation of Original Equipment Manufacturing Orders ("OEM"). As a result, inventory has increased approximately $269,000 since December 31, 1996. Although there can be no assurances, the Company expects the OEM contracts to begin in the fourth quarter.

         Selling, general and administrative expenses increased 11.2% to $1,427,423 during the first nine months of 1997, compared to $1,283,258 for the same period in 1996. The third quarter of 1997 reflects an increase of only 1.9% when compared to the third quarter 1996. Because the Vice President of Sales and Marketing was not hired until the second quarter of 1996, sales and marketing expenses for the nine months increased 4.3% to $117,334 in 1997 from $112,481 in 1996. This quarter reflects a decrease in selling expense of $28,817 or 45.9% compared to the third quarter 1996. Other salaries and payroll-related expenses increased approximately $48,000 and $131,000 for the quarter and nine months due to the hiring of two additional corporate personnel, as well as salary and benefit increases. Legal and accounting expenses decreased 60.9% and 15.2% during the quarter and nine months of 1997 compared to the same periods in 1996. Insurance costs increased approximately $12,000 or 72.4% for the quarter and approximately $18,000 or 35.9% for the nine months ended September 30, 1997 as compared to 1996 primarily due to the addition of product liability insurance in the third quarter 1997. The Company began the ISO 9001 certification process in the fourth quarter of 1996 and the CE Mark certification process in the second quarter 1997. The Company will continue to incur costs until ISO 9001 certification is received. The Company was recommended for ISO 9001 certification in August 1997. Expenses related to the ISO 9001 and CE Mark certification process for the first nine months of 1997 were approximately $34,000.

         Research and development expenses totaled $502,058 during the first nine months of 1997, an increase of 1.9% from the 1996 nine months total of $492,478. This is due to the Company initiating research and development on a new line of 100%-silicone balloon catheters for thrombectomy and thrombolysis, which will expand the Company's existing product lines. Clinical trials have begun on these products. In addition, the Company is focusing on completing the OmniCath(R) clinical trials. During the second quarter of 1997, the Company expanded the number of sites authorized to conduct the trials to eight sites.

         Interest expense decreased 64.3% to $101,021 for the first nine months of 1997, compared to $283,318 for the first nine months of 1996 due to the decrease of over $1 million in notes payable and capital lease obligations.

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

          During the first nine months of 1997, the Company created a quality assurance department, hired a manufacturing manager and made initial cash outlays for automated manufacturing equipment to increase productivity and manufacturing efficiencies. In addition, some changes were made to production sequences and intensive cross training of employees was established. As a result, the Company's production capacity has increased by over 200%. Resources are also being expended on product development and clinical programs to further the advancement of the Company's core product technologies. The Company raised additional equity capital of $2.5 million via private placements and continues to negotiate debt to equity instruments to improve the Company's financial position and cash flows. As a result, the Company had working capital as of September 30, 1997 of $191,724, an improvement of $447,930 as compared to December 31, 1996.

         The net cash used by operating activities of $1,705,344 was approximately $500,000 greater than during the same period in 1996. During the first nine months of 1997 the cash flow was favorably impacted by the negotiations of debt to equity conversions and issuance of stock for services of approximately $117,000. Financing activities provided cash of approximately $1.4 million. Warrants and options to purchase common stock were exercised, providing the Company with approximately $324,000. The sale of Series C Preferred provided approximately $2.2 million, net of offering costs. In addition, the Company repaid the 30-day note of $1 million due in January 1997.

          At September 30, 1997, the Company had cash and cash equivalents of $717,785 compared to $1,183,613 at December 31, 1996. The Company anticipates that cash from current cash balances will be adequate to meet the Company's cash requirements through the next three to five months. As a part of its effort to meet such requirements, management has undertaken to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements.

          The Company will need to raise substantial funds for future operations and is actively seeking such funding through possible collaborative arrangements, public or private financings, including equity financings, and other arrangements. The Company expects that additional expenditures will be required if additional product candidates enter clinical trials, such as expenditures for laboratory space, scientific and administrative personnel, and additional manufacturing costs. There can be no assurance that the Company will be able to obtain additional financings on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such financings are not obtained, the Company's research and development projects and its operations will be significantly delayed or scaled back, which could have a material adverse effect on the Company results of operations.

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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)


          The Company has adopted Financial Accounting Standards Board ("FASB" ) Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129"). SFAS 129 requires all entities, public and nonpublic that have issued securities which provide evidence of debt or ownership or a related right to adequately disclose within the financial statement, information regarding the Company's capital structure and is effective for financial statements issued for periods ending after December 15, 1997.

          The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. It requires the items of other comprehensive income be classified by their nature and the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and application is to be adopted at the beginning of the fiscal year. The Company has not yet determined the impact that the adoption of SFAS 130 will have on its presentation of financial information.


          The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards requiring public business enterprises to report information about operation segments in annual financial statements on the basis that is used internally for evaluating segment performance and allocating resources, and requires selected information be reported in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact that the adoption of SFAS 131 will have on its financial statement disclosures.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In addition to matters discussed below, the Company is occasionally a party to litigation arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accrual for probable liabilities for the eventual disposition of the matter. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

         In May 1997, a former officer and director of the Company filed a lawsuit alleging oppressive action towards a minority shareholder. The Company intends to vigorously contest this lawsuit; however, given the early stage of the litigation, the Company is unable at this time to make a meaningful analysis of possible or likely damages, if any.

         In August 1997, a former officer and director of the Company filed a lawsuit alleging breach of contract and is seeking specific performance and monetary damages. The Company intends to vigorously contest this lawsuit; however, given the early stage of the litigation, the Company is unable at this time to make a meaningful analysis of possible or likely damages, if any.

         In September 1997, a former distributor filed a lawsuit alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. These options have been properly reserved for, but have not been issued.

          The Company has resolved the litigation regarding the December 1995 American Arbitration Association award to a consultant of $50,000 plus interest at prime plus three percent from May 1, 1995. The award and related interest were paid in full July 1, 1997.

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


                                                  AMERICAN BIOMED, INC.



Date:                       ,1997                 /s/ Steven B. Rash
       ---------------------                      ------------------------------
                                                        Steven B. Rash
                                                         President and
                                                    Chief Executive Officer





Date:                       , 1997                /s/ Colene F. Blankinship
       ---------------------                      ------------------------------
                                                    Colene F. Blankinship, CPA
                                                            Controller
                                                      Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as part of this Report:


       EXHIBIT
       NUMBER                         DESCRIPTION
       -------                        -----------
       11.1          Computation of Income (Loss) Per Common Share
       27.1          Financial Data Schedule
