Form 10-K
period 1997-12-31
AMERICAN BIOMED INC
filed 1998-03-31
CIK 867572

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998, was $6,740,533.

     The number of outstanding shares of Common Stock, $.001 par value, of the registrant was 19,732,351 shares as of March 2, 1998.

================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
ITEM 1.     BUSINESS....................................................    2
ITEM 2.     PROPERTIES..................................................   19
ITEM 3.     LEGAL PROCEEDINGS...........................................   19
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   20

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS.....................................................   20
ITEM 6.     SELECTED FINANCIAL DATA.....................................   21
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   22
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   26
ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........   26

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   26
ITEM 11.    EXECUTIVE COMPENSATION......................................   28
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   30
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   30

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................   33

                                     PART I

ITEM 1. BUSINESS

 Cautionary Statement For Purposes of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act of 1995

     American BioMed, Inc. is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

GENERAL

     American BioMed, Inc., including its wholly-owned subsidiary, (the "Company"), a development stage enterprise, is engaged in the development, manufacture and marketing of medical devices. The Company's primary technology is directed at interventional cardiology, endovascular surgery and minimally invasive surgical devices. The principal products are atherectomy catheters, stents, clot filters, 100% silicone balloon catheters and drug delivery catheter systems. The Company's primary business strategy is to design and develop minimally invasive medical devices to treat atherosclerotic disease. The Company holds patents on its OmniCath(R) atherectomy catheter, a device that mechanically removes the atherosclerotic disease ("plaque") from within blood vessels or other synthetic implanted vessel devices. The Company also has patent and/or proprietary rights to stent devices, the OmniStent(TM) and the OmniFilter, a catheter-mounted temporary blood filter. These devices are implantable within the vessel of the body to maintain an open lumen allowing necessary rates of blood flow.

     The third product area, 100%-silicone balloon catheters, is protected by a series of patents for the ten 510(k) product approvals which the Company is currently marketing. The Company's subsidiary, Cathlab Corporation ("Cathlab"), manufactures and markets a series of non-angioplasty 100%-silicone balloon catheter products. These products are used to remove arterial blockages and gallstones, to measure the cardiac output of the heart (through thermodilution) and to angioscopically view the interior of the blood vessel.

     The fourth product area is a toposcopic catheter, the Evert-O-Cath(TM) a drug delivery catheter which is used to precisely inject fluids or drugs to the lesion or diseased area. This product group is also protected by patents and has 510(k) approval for sale in the U.S. It is believed that drugs/coatings applied to the treated disease site will further reduce the incidence of restenosis as coatings should allow for a smoother artery lining after an atherectomy or stent procedure. The clinical success objective of interventional cardiologists, radiologists and vascular surgeons in treating atherosclerosis is to facilitate an acceptable rate of blood flow through the vessel and to eliminate or minimize subsequent reoccurrence of plaque re-buildup (restenosis).

     Efforts are underway to bring the Company's core technologies to market. The Company received Institutional Review Board (IRB) approval at the University of California at Los Angeles authorizing the start of Phase II human clinical trials for the OmniCath(R) peripheral atherectomy catheter to begin in August 1996. The clinical trials at UCLA commenced August 1, 1996 and are temporarily suspended as the Company has filed an amended protocol with the FDA for the peripheral indication. The Company expects these clinical trials to be resumed during the second quarter of 1998 and submission to the FDA approximately 18 months later. Currently the Company has eight clinical sites and intends to expand the number of sites to 10 in 1998.

     In addition, the Company filed an Investigative Device Exemption (IDE) with the FDA in February 1997 to conduct human clinical trials for its OmniCath(R) atherectomy catheter for hemodialysis A-V fistula restenosis and expects to receive this approval to start the trials in the second quarter of 1998. These clinical trials will be conducted in parallel with the ongoing peripheral clinical trials. The Company anticipates completion of these trials before the end of 1999 and hopes to make an FDA submission in the U.S. within six months after conclusion of the clinical trials.

     The Company is moving forward in its efforts to commercialize its OmniStent(TM) and stent delivery system technologies. Management hopes to start clinical trials for these products within twelve months. The Company will require significant additional financing to fund the clinical trials for OmniCath(R), OmniStent(TM) and all its other products which require approval of the FDA. (See "Item 7 -- Liquidity and Capital Resources.")

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

     Prior to the late 1960's, pharmaceuticals represented the most common form of treatment for coronary heart disease and other forms of atherosclerosis. While often effective in alleviating many symptoms, pharmaceuticals did not address the underlying problems of narrowed arteries and reduced blood flow. During the late 1960's, cardiovascular surgeons pioneered a new type of open heart surgery that grafted a blood vessel from the patient's leg to the diseased coronary artery to bypass the blockage, thereby providing a longer-term treatment, but one that was highly invasive, costly and required a lengthy hospital stay. Today, bypass graft surgeries of the coronary arteries and of other peripheral vessels account for over 600,000 procedures annually in the United States. Bypass surgery generally is performed when the patient displays extensive deposits of atherosclerotic plaque throughout the length of one or more vessels thereby rendering impractical the attempted opening ("dilating") of the blocked ("occluded") arteries due to the procedural time required, the critical location of the occlusion, or the inability to safely access the blockage.

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

     The number of angioplasty (including atherectomy) procedures performed and the market for coronary and peripheral angioplasty devices and accessories have grown at a rapid rate as a result of a number of factors, including the general aging of the world's population. Industry sources project the stent and atherectomy device market to grow at a rate of 50% and 30% per annum, respectively. Based upon such projections, stents would become a $750 million business by 1998, while the sale of atherectomy devices would grow to $350 million in sales by 1998. Delivery catheters for coatings of the treated stenosis is projected to be over $100 million by 1998.

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

     The OmniCath(R)'s shaft has a side-window and a small rotating cylindrical blade near its distal end (the end of the catheter or farthest part of the catheter which is inserted into the body). At the surface opposite the side-window are two deflector wires which, when advanced against the arterial wall opposite the plaque using controls in the handle, stabilize the catheter shaft and allow the window to cover a larger volume of the plaque, compressing it into the path of the rotating blade. Once the deflector wires are engaged and the side window is in position, using controls on the OmniCath(R) handle, the rotating blade can be advanced and retracted across the side-window at approximately 11,000 RPM to shave the atherosclerotic plaque from the interior surface of the vessel walls. The blade does not come into contact with the non-diseased arterial walls during the atherectomy procedure. The shaved plaque is aspirated into an annular space in the catheter and evacuated through a removal port at the proximal end of the catheter (the end at the OmniCath(R) handle) via a vacuum system. This enables the excised plaque to be collected and examined while the atherectomy is taking place. There is very little loss of blood during the procedure as the OmniCath(R) is designed to restrict the amount of blood which enters the catheter system. Further, the blockage of blood circulation by an inflated balloon, which often occurs in balloon angioplasty, does not occur in a procedure using the OmniCath(R). The deflectable system which holds the catheter in place is designed to allow for continuous blood flow. This allows more time to complete a procedure although a procedure using the OmniCath(R) should generally require less time than a procedure utilizing multiple balloon inflations to break up the plaque. As opposed to balloon angioplasty, which cracks and displaces plaque, the shaving mechanism of the OmniCath(R) removes plaque and is designed to leave the artery clean and smooth, free of fissures, ruptures, and flaps.

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

     The Company had commenced limited human clinical trials in the United States with the 8 French OmniCath(R) for peripheral use. The device was initially used on patients during 1991 and 1992. Although no adverse effects or complications were observed or reported from the use of the OmniCath(R) on any patient, the trials indicated that the OmniCath(R) needed certain modifications. In July 1992, the Company contracted with an independent third party to conduct a product design review of the OmniCath(R). Based on the results of that review, improvements to the OmniCath(R) were made including increasing battery and motor power for guiding the catheter through the body, strengthening the deflector wires which hold the catheter in place, enhancing the cutter and debris-removal system, and creating a better ergonomically profiled product for the end user. The Company informed the FDA of the improvements in July 1992, and the FDA requested additional information on the modifications before human clinical testing could resume. The Company submitted the additional information and received permission from the FDA to resume Phase I clinical trials in July 1993. The Company completed its Phase I trials and submitted its data to FDA. The Company received approval by the FDA for its Phase II peripheral OmniCath(R) atherectomy clinical trials in 1995 and commenced Phase I on August 1, 1996 at the University of California at Los Angeles. However, the clinical trials are temporarily suspended as the Company has filed an amended protocol with the FDA. The Company expects these clinical trials to be resumed during the second quarter of 1998 and submission to the FDA approximately 18 months later. Currently the Company has eight clinical sites and intends to expand the number of sites to 10 in 1998.

     The Company has not yet applied for U.S. FDA approval of the OmniCath(R) for coronary use but expects to file for investigative device exemption (IDE) at the successful conclusion of the OmniCath(R) peripheral clinical trials. There can be no assurance that required regulatory approvals will be received on a timely basis or at all. See "Item 1 -- Business -- Government Regulation." The Company received a Notice of Allowance from the U.S. Patent and Trademark Office for its sixth patent for the OmniCath(R).

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

     The Company's stent technology is protected by two patents, US Patent No. 5,342,387 issued August 30, 1994 titled Artificial Support for a Blood Vessel, and US Patent No. 5,607,445 issued March 4, 1997 titled Method and Apparatus for Making a Stent. In addition, on January 8, 1998 the Company received a Notice of Allowance from the US Patent and Trademark Office for the Company's stent delivery system. All patents are assigned to the Company.

     The Company's patent includes a proven biocompatible coating used to coat the interior surface of artificial hearts. This neutralized collagen compound is considered to be one of the most blood- and tissue-compatible biomaterials used to construct a smooth blood flow around the device. When applied as a thin film it provides a smooth, biochemically stable protein coating with non-pseudo intimal properties, very little platelet adhesion, and high blood compatibility. In addition, when used as a substrate, the coating bonds easily with various anticoagulant molecules such as Heparin and phospholipids which are used to further reduce thrombosis. The Company has developed a concept for covering its stents with graft material and plans to file a patent on this process in the future. The endoprosthesis will enable the Company to become active in the endovascular graft market. The greatest advantage in using the endless loop, self-expanding metals is the potential for generating mural pressures within a stenosis sufficient for precise stent-vessel apposition.

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

     The OmniStent(TM) has several advantages over competitive products. It is a dual, endless coil which gives the stent versatility in using almost any material; the dual coil gives more than two times the hoop strength of a single coil; the continuous loop allows easy deployment whether on a balloon, guidewire, or through a sheath

(such as the Schneider Wallstent). When coiled, according to the reversible arcuate sections (the preferred embodiment in US Patent 5,342,387), the open sections can be used to place at vessel branches allowing open flow into these branches. In addition, the patent claims a bifurcated stent made of the same endless loop, that presents wide applications in peripheral stenting and grafts (the aortoileal stenosis is the most common pathology in peripheral vascular disease). The endless, bifurcated stent can thus be inserted into both iliac vessels from a unilateral (one puncture) technique. It is the most versatile stent in the interventional field.

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

     The Company is developing a dilating version of the Evert-O-Cath(TM) to combine drug delivery with angioplasty. As an angioplasty catheter, the Evert-O-Cath(TM) is expected to provide a method of extruding a drug delivery balloon from the interior of a catheter. In addition, the eversion of the balloon from within the Evert-O-Cath(TM) makes the placement through narrow and tortuous blood vessels, such as saphenous vein grafts, much easier than with conventional balloon catheters. This procedure, when used in fragile grafts, should result in less abrasion to arterial walls, and fewer cases of downstream blockage of the blood vessel by dislodged plaque. The everting balloon could remain extruded continually during dilatation from the Evert-O-Cath(TM), allowing perfusion through the lumen and thus making multiple and prolonged dilations easy to perform without withdrawing the catheter from the vessel.

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

  The OmniFilter

     The Company is developing a percutaneous temporary filter which is mounted on a guide wire and is used to prevent stroke-causing blood clots from reaching various organs of the human body. The filter is deployed remotely, opened within a vessel and then remotely closed, safely and reliably removed with clots intact within a mesh filter containing the entrapped material. The size of the filter is such that blood flow is not significantly reduced through straining, but embolytic debris is caught and retained by the filter. On

December 9, 1997 the Company received US Patent No. 5,695,519 titled Percutaneous Filter for Carotid Angioplasty.

     The Company believes that the OmniFilter, which has not been submitted to the FDA for approval, will find significant use in such emerging procedures as percutaneous angioplasty and stenting for carotid arteries, acute lytic procedures for limb salvage, and endoluminal stent grafting for such procedures or endoluminal aortic abdominal aneurysm. There can be no assurances that the product will be approved by the FDA. (See "Item 1. Business -- Government Regulation.")

  Cathlab Catheters -- General

     The Company's Cathlab subsidiary has ten FDA approved balloon catheters, seven of which are currently being marketed within the United States and abroad. In addition, the Company has submitted a 510(k) Notification to the FDA for approval of an infusion catheter. The 100%-silicone design of these catheters is resistant to environmental factors, unaffected by body temperature, and more biocompatible than latex balloons or polyvinyl chloride (PVC) tubing. The patented one-piece balloon design eliminates glue and ties, providing superior smoothness and preventing the possibility of balloon dislodgement.

     Allergy to latex has been increasingly recognized as a cause of life-threatening intraoperative anaphylaxis (a systemic reaction). Frequent use of latex in patients or by health care workers can result in sensitization that may place some individuals at risk for such a life-threatening allergic reaction. The 100%-silicone design of Cathlab's catheters negates the potential risk of intraoperative anaphylaxis.

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

  Ahn Thrombectomy Catheter

     The Company received 510(k) approval from the FDA in January 1998 for its new, safer thrombectomy catheter for the treatment of thromboemboli, the removal of clots from blood vessels. The product will be named after Dr. Samuel S. Ahn, the product's developer and the Company's Chief Clinical Investigator. This unique catheter incorporates a distal dual balloon design to more effectively remove emboli, as well as a proximal safety balloon indicator which allows the surgeon to visually determine inflation volume. A patent application has been filed with the US Patent and Trademark Office for this product, and the Company expects to launch the product in the second quarter of 1998.

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

  Cardiac-Assist Devices

     Angioplasty and other therapies involving the removal or displacement of plaque from the arteries are intended to increase blood flow but do not relieve the heart muscle ("myocardium") from its continual job of pumping blood throughout the circulatory system. The Company holds four issue patents on a cardiac-assist pump for future development of cardiac-assist devices which have the basic objective of assisting the myocardium in moving blood through the body at a physiologically acceptable rate. The Company has no plans to develop these pumps at the present time and is a prime candidate for divestiture.

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

MARKETING PLANS AND ARRANGEMENTS

     The Company is focused on increasing the exposure in the market place for the Company's proprietary products and technologies. The identification and selection of qualified distributorships, both international and domestic markets, will be a key component to this strategy. The Company has embarked on an ambitious search to find qualified specialty distributors with the necessary resources to professionally promote its products in their respective geographic territories. Since November 1997 five industry-respected specialty distributors have been added to the domestic distributor network. The newly appointed distributors have placed initial stocking orders and are in the process of completing their initial product orientation and product training for the Company's complete product portfolio. Complete geographic coverage of the domestic market should be accomplished by August 1998.

     The following summary indicates the Company's percentage of sales within geographic regions for the years 1997, 1996 and 1995:

                        REGION                           1997    1996    1995
                        ------                           ----    ----    ----
United States..........................................  34.5    45.5    18.7
Italy..................................................  16.9    18.7    24.9
South America..........................................  12.0    17.0     -0-
Other European Countries...............................  15.7    12.1    39.6
Other..................................................  20.9     7.7    16.8

     Supporting the Company's domestic distributors will be a network of independent manufacture representatives. These representatives will be compensated by commission on actual sales and will be the liaison and marketing support to our rapidly growing distributor network. Management believes by bringing the sales and marketing support to the field level, the Company will enhance customer service support to both the distributor and to end user customers. The Company's application engineers and clinical support personnel will supplement the efforts of the manufacturer's sales representative and distributors by providing all customers with in-service training and product education. Management will continue to attend key industry symposiums and conventions where the concentrated exposure to important decision-makers can be achieved and enhance the marketing visibility of our products. Journal advertising, strategic mailings, and sponsorship of academic-based research articles are planned for 1998 to support the Company's sales efforts.

     The Company selected four new international distributors during the fourth quarter of 1997. These distributors, three in Europe and one in Japan, have placed initial stocking orders and are currently promoting the Company's product line in their respective countries. The addition of these distributors brings the total number of international distributors to twelve. The Company plans to add up to fifteen international distributorships during calendar year 1998 in targeted global markets where the Company's products are currently not represented.

     Augmenting the distribution strategy will be a focused effort on securing Group Purchasing Organization ("GPO") contracts. Securing these contracts with GPO's like the Premier Group, a GPO representing more than fifteen hundred hospitals, is key to achieving rapid success in the marketplace. The Company is currently in negotiations with numerous GPO's to secure contracts with these groups because of its unique product offerings and competitive pricing.

     The Company received ISO 9001 certification January 12, 1998. In February 1998 the Company entered into an OEM agreement with Polamedco, Inc. to manufacture up to 300,000 units annually of Polamedco's nasopharyngeal airway products in assorted sizes. Polamedco represents the Company's first OEM contract and is a direct result of the Company's receipt of ISO 9001 certification. By securing suitable OEM arrangements, the Company hopes to achieve greater marketing coverage while maintaining sales increases with its distributor network. The Company is currently in discussions with other medical manufacturers/strategic partners for OEM distribution of the Company's products. In addition, the Company is pursuing private label opportunities to provide OEM manufacturing for existing products and products not currently manufactured but that capitalize on the Company's existing silicone technologies.

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

     The Company has begun formulating a comprehensive marketing and sales strategy and has determined that the most expeditious and cost-effective method of marketing the OmniCath(R) is to ally itself with a strategic partner whose marketing and distribution networks are global in scope and is selling to healthcare providers who are high volume users of angioplasty, atherectomy and stent devices. By selecting one or more strategic partners, the Company can focus its efforts on manufacturing, product development and securing regulatory approvals while the strategic partner or partners can focus on selling with their existing, experienced sales organizations. The Company is currently marketing the OmniCath(R) in selected international markets through existing Cathlab distributors and will continue to do so until the Company gains FDA approval for U.S. sales and/or strategic partners are selected.

     However, there can be no assurance that these OEM and private label opportunities or the Company's efforts to secure distributors and GPO contracts will result in contracts and subsequent revenue to the Company. Many of these potential strategic partners bring with them the added benefits of GPO contracts and the advantage of the bundling of products to the end user, thereby increasing the visibility of our products in the global marketplace.

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

     In June 1991, the Company's IDE application with respect to the OmniCath(R) for peripheral use was approved allowing the Company to commence limited human clinical trials with one physician investigator at one institution, who could use the device on a total of ten patients to mechanically remove accumulations of plaque from peripheral arteries. During 1992, an additional institution was approved by the FDA to conduct human clinical trials. The Company concluded Phase I of the IDE as approved by the FDA and submitted an IDE Supplement to the FDA in August 1994. The Supplement contained the clinical data (generated on 12 patients) which demonstrated the performance of the device. The Company was granted conditional approval by the FDA to expand the clinical trials in the United States for peripheral vessels. To date, the OmniCath(R) device has been used, domestically and internationally, on more than 60 patients. The Company must accumulate case study data on at least 50 patients for the peripheral trials and have follow-up for at least six months, before the 510(k) Notification can be prepared and initially filed. With respect to the OmniCath(R) for hemodialysis A-V fistula restenosis, clinical trials represent an expansion from peripheral applications of the OmniCath(R) to include A-V grafts. Animal studies have been completed to demonstrate safety and to provide the basis of efficacy in debulking A-V grafts in hemodialysis patients. It is anticipated that these clinical trials will be completed before the end of 1999 and FDA 510(k) submission is anticipated three months after completion of the required number of clinical trial cases.

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

     Cathlab has ten specialty products which have all received marketing clearance via the 510(k) Notification process and one pending FDA approval. The Company is currently marketing the embolectomy catheter, bilumen irrigation catheter, occlusion catheter, biliary gall stone removal catheter, thermodilution catheter and the angiographic/angioscopic catheter. The newly approved Ahn Thrombectomy catheter is in various stages of testing and production and is expected to be launched in the second quarter 1998 if all manufacturing phases are completed and satisfactory to our product quality standards. The facility housing Cathlab has been inspected by both the federal and state FDA and has been licensed for operation as a medical device manufacturer. The Company passed its latest FDA inspection in May 1996 and received no 483 violations during the inspection. In addition, the Company received ISO 9001 certification in January 1998.

     Any products distributed or to be distributed by the Company are subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and be manufactured in accordance with "Good Manufacturing Practices," as such term is defined under the FDC Act. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

     The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures which could cause serious injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against the Company, its officers or employees. Any action by the FDA could result in disruption of the Company's operations for an undetermined time.

     In addition to the foregoing, numerous other federal and state agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a materially adverse effect upon the Company's ability to do business.

THIRD PARTY REIMBURSEMENT

     Hospitals, physicians and other healthcare providers that purchase medical devices, such as the Cathlab products, OmniCath(R), OmniStent(TM) or the Evert-O-Cath(TM), for use in furnishing care to their patients, typically rely on third-party payers, principally Medicare, Medicaid, and private health insurance plans, to reimburse all or part of the costs or fees associated with the medical procedures performed with those devices, and/or of the costs of acquiring those devices. Cost control measures adopted by third-party payers in recent years, including the Medicare prospective payment system for inpatient hospital patients, and reductions in Medicare payments for hospital outpatient services and capital costs, have had and may continue to have a significant effect on the purchasing practices of many providers, generally causing them to be more selective in the purchase of medical devices. Limitations may be imposed upon the conditions for which procedures may be performed or on the cost of procedures for which third-party reimbursement is available, which may adversely affect the market for the Company's products. In addition, if competing devices or procedures are available, choices may be made on the basis of price. While the Company cannot predict the cost of its devices, or the procedures to be performed with its products, or the relative cost and efficacy of competing products or procedures, changes in third-party payer reimbursement practices regarding the procedures performed with medical devices sold by the Company may adversely affect the Company's financial position, results of operations, and cash flows.

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

     While a limited number of national coverage decisions are made by HCFA, in general, the determination of whether a procedure satisfies these standards is made by the Medicare carrier or intermediary which processes claims for reimbursement within that carrier's or intermediary's jurisdiction. The Company has not requested a national coverage decision with respect to procedures to be performed using the OmniCath(R), the OmniStent(TM) or the Evert-O-Cath(TM) because the Company believes that procedures utilizing other catheter products are currently covered by Medicare, the Company does not intend to request a decision. The unavailability of third-party coverage or inadequacy of third-party reimbursement for procedures using the OmniCath(R), the OmniStent(TM), or the Evert-O-Cath(TM) could adversely affect the Company's ability to market those products.

     The Company is unable to predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to the Company's business or the healthcare industry, including third-party coverage and reimbursement, or what effect any such legislation or regulation may have on the Company.

MANUFACTURING

     The manufacturing facility received ISO 9001 certification on January 12, 1998. ISO (International Standards Organization) is an international federation of national normalization organizations representing approximately 100 countries. ISO 9001 is a quality-assurance model that conforms to internationally accepted guidelines on management and system elements, and is used by companies that design, produce, inspect, test, install and service items. Certification by the Registrar significantly validates a company's commitment to product quality and customer service. To expand international activities, the Company contracted with a large European Notified Body to obtain the CE Mark for certification of product quality for its entire product line. The European Commission currently requires CE Marking for many products sold in the European marketplace.

     The Company's primary manufacturing and research and development center operates within the Cathlab Division. Cathlab is located in a modern, 13,000 square foot facility in Irvine, California and benefits from the close proximity of medical research facilities associated with various universities, as well as UCLA Medical Center and our Scientific Advisory Board. Cathlab has ten FDA approved balloon catheters and three catheters pending FDA approval that are used primarily in vascular surgery for the removal of embolus (blood clots). Six of the catheters are currently being marketed within the domestic and international marketplace. The Company's newest product, the Ahn Thrombectomy Catheter, a dual balloon catheter, is scheduled for product launch in the second quarter 1998.

     The all-silicone catheters are designed to be resistant to environmental factors, unaffected by body temperature and more biocompatible than latex balloons or polyvinyl chloride (PVC) tubing. Allergy to latex has been increasingly recognized as a cause of life threatening intraoperative anaphylaxis, a systemic reaction. Frequent use of latex in patients or by health care workers can result in sensitivity which may place some individuals at risk for such a life threatening allergic reaction. The all-silicone design of Cathlab's catheters negates the potential risk of intraoperative anaphylaxis.

     Cathlab's catheters utilize a patented one piece balloon design, thereby eliminating glue and ties which in turn provide superior smoothness and prevent the possibility of balloon dislodgement.

     Cathlab is currently producing 30,000 embolectomy, thrombectomy (dual balloon), bi-lumen irrigation, occlusion, angioscopy, biliary and cardiac output catheters of advanced silicone technology. Cathlab has the capacity to manufacture approximately 120,000 balloon catheters annually. In addition, the OmniCath(R) is presently being manufactured in the facility for clinical trials on a limited production basis but the plant has the capacity to manufacture 12,000 annually.

     Management believes that the Company is now positioned to capitalize on its silicone manufacturing expertise and patented minimally invasive technologies. Since receiving ISO 9001 certification in January 1998, the Company has received unsolicited requests to manufacture unique devices to the specifications of third parties, indicating growth potential in the OEM market. One OEM contract for 100,000 units per year is currently in force and another incorporating the manufacture of nine separate product lines is being negotiated. Although there can be no assurances, management anticipates that the OEM contracts, coupled with a concentrated focus of its efforts on the marketing and distribution of its FDA approved products and successful completion of its ongoing clinical trials, will result in revenue growth in the next twelve months.

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

     The Company's research and development efforts in interventional cardiology are aimed at increasing the convenience, ease and speed for use of percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal angioplasty ("PTA") devices (including balloon and atherectomy catheters) while expanding the clinical applications for which PTCA and PTA are appropriate. The development of superior PTCA and PTA catheters requires the resolution of several conflicting performance parameters, including catheter profile (diameter), trackability (the ability to follow the paths of tortuous arteries) and pushability (the ability to push through tight strictures). Meeting these conflicting objectives requires expertise in a number of technical disciplines that the Company must develop and retain internally. Research and development expenses in the fiscal years ended December 31, 1997, 1996, and 1995 were $648,049, $640,792, and $537,962, nearly all of which was applied to the development of the OmniCath(R), OmniStent(TM) and Evert-O-Cath(TM). Research and development expenses decreased 1.1% in 1997 over 1996 and increased 19.1% over 1995. Research and development efforts for the foreseeable future will be focused on the Company's core technologies which include balloon catheters, OmniCath(R), OmniStent(TM), blood filter and Evert-O-Cath(TM) drug delivery system. The Company anticipates that research and development expenses will increase as products approach commercial viability and may be funded by increased revenue generated through Cathlab Division sales, from the sale of ancillary technology or through joint development agreements with strategic partners. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has entered into agreements with various persons and entities to conduct contract research and development and for the provision of consulting services. These consultants are paid consulting fees plus out-of-pocket expenses associated with their consulting efforts.

PATENTS AND PROPRIETARY INFORMATION

     The medical device industry traditionally has placed considerable importance on obtaining and maintaining patents and trade secret protection for significant new technologies, products and processes. The Company pursues a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in its proprietary devices. The Company has been issued five U.S. patents and one Notice of Allowance

("NOA") relating to atherectomy catheters and two relating to cardiac-assist pumps, and the Company has a 50% interest in two other U.S. patents relating to cardiac-assist pumps. The Company has received two patents on the OmniStent(TM) and one on the spinal dissector. In addition, the Company has received an NOA from the US Patent and Trademark Office on its stent delivery system. The Company has applications pending for additional U.S. patents and foreign patents relating to the OmniCath(R) and OmniStent(TM), and has foreign applications pending with respect to the cardiac-assist pumps.

     The U.S. patents currently have terms expiring at various dates from 2001 to 2015, with the earliest of the current patents relating to the OmniCath(R) expiring in 2008. The foreign patents expire on various dates commencing in 2009. As the Company develops modifications or improvements of existing methods or products or develops new products or processes, it will seek additional patents. The Company believes, although there can be no assurances, that the patented aspects of its products enhance the functionality of its products and suitability for their intended purposes which, in turn, may increase their likelihood of commercial acceptance. The patents may limit, to some extent, the ability of others to develop competing products.

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

     Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases which revised the schedule of lease payments and extended the maturity date to October 1, 1998.

     The Company believes that its future success does not depend solely upon patents, but rather depends, to a significant extent, upon the technical competence and creative skills of its personnel, the execution of its strategic plan and on its significant unpatented proprietary technology. The Company has no knowledge that it is infringing any existing patent such that it would be liable for material damages or prevented from manufacturing or marketing its planned products. However, competitors continue to obtain new patents and to file applications to modify or expand claims of existing patents that could lead to possible conflict with the Company's products or proposed products.

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

COMPETITION

     Competition in the biomedical industry is intense. Cathlab's catheters compete directly with similar products sold by a number of companies. There can be no assurance that these products will be able to obtain or maintain a sizable market share, if any. There are many companies and academic institutions that are capable of developing products of similar design, and that have developed and are capable of developing products based on other technologies, that are or may be competitive with the Company's current and proposed products. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than the Company, and have established reputations for success in the development, sale and service of products. These companies and academic institutions may succeed in developing competing products that are more effective than those of the Company or that receive FDA approval more quickly than the Company's products. The Company's ability to compete will be dependent upon its ability to get products approved by regulatory authorities and introduced to the market, including the arrangement of a distribution network, and to provide products with advanced performance features, none of which can be assured.

     In addition to competition from other atherectomy devices, other angioplasty modalities, such as lasers, thermal systems (e.g. hot-tip, hot-balloon, and spark ablation), disruptive devices (e.g., ultrasonic angioplasty), and stents may provide competition to the OmniCath(R) and the OmniStent(TM). The current atherectomy devices anticipated to be competitive to the OmniCath(R) are the Simpson Atherocath (Devices for Vascular Intervention, Inc., a division of Eli Lilly, Inc.), the Transluminal Extraction Catheter, or "TEC" device (InterVentional Technologies, Inc.), the Auth Rotablator (Heart Technology, Inc.), and the Kensey Catheter (Theratek International, Inc., a division of Dow Corning Wright, a subsidiary of Dow Corning Corp.). If the product receives regulatory approval on a timely basis, the Company believes the OmniCath(R)'s competitive position will be enhanced by its closed aspiration system (which eliminates down-stream debris), low cost disposability, microangioscope capability, and conventional guidewire capability, as well as by the positioning of its side-window which allows the rotating blade to shave plaque from inside the catheter as opposed to from the tip of the catheter. Competition to the Company's OmniStent(TM) is expected to come from Johnson & Johnson, which had its Palmaz-Schatz Stent approved by the FDA in 1994, the Cook Gianturco, from Medtronic's Wiktor Stent and from Schneider's Wallstent, neither of which has obtained full FDA approval.

     While lasers, ultrasonic angioplasty devices and other new modalities have proliferated over the past several years, none of these technologies has yet been shown to reduce the restenosis rate or to reduce the overall procedural cost of angioplasty. Lasers are particularly expensive (most laser angioplasty systems sell for $100,000 -- $300,000), and the Company believes lasers will be accepted only if significantly better results can be shown clinically. Lasers have been found to be damaging to the arterial wall, and non-laser versions including thermal balloon devices, spark ablation systems, and other new modalities are currently under development and have not reached commercialization. The Company believes that direct removal of tissue without thermal effect may be the most desirable approach for angioplasty, as most thermal systems cause trauma to the arterial wall, resulting in proliferation of fibrous tissue and early restenosis.

     The Company does not know of any person or entity currently marketing a toposcopic catheter with features similar to the Evert-O-Cath(TM).

EMPLOYEES

     As of March 1, 1998, the Company had 25 full-time employees, 1 in research and development, 2 in sales and marketing, 14 in manufacturing, 3 in quality control and 5 in corporate management and administration. None of the Company's employees are represented by labor unions. The Company considers its relationship with its employees to be in good standing. The Company also employs two paid consultants (Dr. Samuel S. Ahn and Lawrence M. Hoffman) who are paid on a monthly basis at rates ranging from $3,125 to $12,500 per month.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information pertaining to executive officers of the Company:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Steven B. Rash............................  50    President, Chief Executive Officer and
                                                  Chairman of the Board
Marshall Kerr.............................  47    Vice President, Sales and Marketing
Colene Blankinship........................  48    Controller, Chief Accounting Officer,
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

     MARSHALL KERR joined the Company October 10, 1997 as a sales consultant and was appointed Vice President, Sales and Marketing December 15, 1997. From 1996 to 1997 Mr. Kerr served as Vice President, Sales and Marketing at US Medical Instruments, Inc., a manufacturer of disposable medical products where he established and directed both the domestic and international sales forces. He served as Vice President Sales with ICU Medical, Inc. from 1993 to 1996 where he directed their national sales efforts and reconstructed its distribution network. Prior to ICU Medical Inc. Mr. Kerr was Executive Vice President of Professional Hospital Supply from 1985 to 1993.

     COLENE BLANKINSHIP, CPA joined the Company February 7, 1995 as Controller and became the Chief Accounting Officer November 1995. She was elected Secretary/Treasurer February 4, 1997. From 1992 through 1994 Mrs. Blankinship served as Controller of Excel Resources, Inc., a gas marketing company in Houston, Texas. She has 13 years experience in public accounting which includes 9 years with the local firm of Tribolet, Fuller & Associates, P.C., Humble, Texas. Mrs. Blankinship attended Texas Tech University and North Harris County College and is a CPA. Mrs. Blankinship is a national director of the American Society of Women Accountants, a position she has held since July 1996.

ITEM 2. PROPERTIES

     As of March 1, 1998, the Company leases approximately 2,400 square feet of space at 10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas, which houses its corporate headquarters. The three-year lease commenced June 1, 1997. The Company believes that this facility is adequate for its operations during the remaining term of the lease.

     In connection with the Company's acquisition of Cathlab Corporation, it now leases approximately 13,000 square feet of space at 17991 Fitch, Irvine, California, which houses the manufacturing, research and development, and sales facilities. The lease commenced on September 1, 1990 and was renewed in August 1997 for an additional year. The Company subleased 3,000 square feet to an unrelated party in January 1996 for $3,000 per month which terminated April 30, 1997 upon early notification by the lessee. The Company believes that this facility is adequate for its operations during the remaining term of the lease.

ITEM 3. LEGAL PROCEEDINGS

     On December 8, 1994, a vendor commenced a lawsuit against the Company regarding unpaid invoices in the amount of $124,759 plus attorney fees and accrued interest. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement Agreement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was due on or before October 31, 1995. The amount of $100,000 was included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996. The vendor sold the shares for less than the amount owing under the settlement agreement including applicable interest and legal fees. The balance of approximately $55,000 has been properly accrued in 1997.

     In May 1997, a former officer and director of the Company filed a lawsuit alleging oppressive action toward a minority shareholder, breach of contract, wrongful termination and unpaid debts and advances. The Company is vigorously contesting this lawsuit. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement and the case is scheduled for trial in 1998. The Company is unable to make a meaningful analysis of possible or likely damages, if any.

     In August 1997, a former officer and director of the Company filed a lawsuit alleging breach of contract and is seeking specific performance and monetary damages. The Company is vigorously contesting this lawsuit. The Company has accrued $125,000 which is management's best estimate of the ultimate liability, if any. The resolution of this matter may have a material adverse impact on the Company's financial position, results of operations or cash flows.

     In September 1997, a former distributor filed a lawsuit alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. These options have been properly reserved, but have not been issued. Management believes the resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the "Annual Meeting") on December 19, 1997. The stockholders of record on November 3, 1997 were entitled to vote at the meeting. The following directors were elected to serve until the next Annual Meeting or until their successors are duly elected and qualified:

                                                                 FOR        WITHHELD
                                                              ----------    --------
Steven B. Rash..............................................  12,460,809    568,342
Lawrence M. Hoffman.........................................  12,501,606    527,525
Claudio M. Guazzoni.........................................  12,503,926    525,225
Richard S. Serbin...........................................  12,514,626    514,525

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock traded on the Nasdaq Small-Cap Market under the symbol ABMI from October 22, 1991 through October 13, 1994. On October 13, 1994, the Company was delisted from NASDAQ because the Company's equity fell below the required $1,000,000 on June 30, 1994. The following table sets forth, for the periods indicated, the range of high and low bid prices for the Common Stock as reported by OTC Bulletin Board(R). The quotes represent "Inter-dealer" prices without adjustment or markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                                    COMMON
                                                                    STOCK
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
YEAR ENDING DECEMBER 31, 1996
  First Quarter.............................................   .78125     .375
  Second Quarter............................................  2.8125      .625
  Third Quarter.............................................  2.25       1
  Fourth Quarter............................................  2           .875
YEAR ENDING DECEMBER 31, 1997
  First Quarter.............................................  1.625      1
  Second Quarter............................................  1.09375     .6875
  Third Quarter.............................................   .71875     .40625
  Fourth Quarter............................................   .59        .21

     As of November 3, 1997 there were approximately 328 holders of record and approximately 3,000 additional beneficial shareholders of the Company's common stock. The closing Inter-dealer prices for the Company's common stock on March 30, 1998 was $0.61.

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

SELECTED OPERATING STATEMENT DATA:

                                FISCAL          FISCAL          FISCAL          FISCAL          FISCAL        INCEPTION,
                                 YEAR            YEAR            YEAR            YEAR            YEAR        SEPT. 4, 1984
                                 ENDED           ENDED           ENDED           ENDED           ENDED          THROUGH
                             DEC. 31, 1997   DEC. 31, 1996   DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993   DEC. 31, 1997
                             -------------   -------------   -------------   -------------   -------------   -------------
Sales, Net.................   $   545,473     $   579,533     $   660,770     $   637,375     $   826,590    $  3,860,120
Cost of Sales..............      (482,360)       (420,838)       (649,355)       (782,729)       (960,232)     (3,715,266)
Interest Income............        44,200           4,252           7,239             902          23,663         153,934
Other Income (Expense).....        25,766        (114,762)      1,561,203(2)      (56,209)(1)        1,353      1,942,550
Interest Expense...........      (183,538)       (313,914)       (276,688)       (182,606)     (1,261,203)     (2,878,976)
Research & Devel.
  Expense..................      (648,049)       (640,792)       (537,962)     (1,167,773)     (2,397,405)     (7,898,042)
Selling, General & Admin.
  Expense..................    (2,075,695)     (1,718,595)     (2,169,591)     (2,235,116)     (4,381,165)    (17,532,630)
Distributor Settlement.....            --              --              --              --              --      (1,080,915)
                              -----------     -----------     -----------     -----------     -----------    ------------
Net Loss...................    (2,774,203)     (2,625,116)     (1,404,384)     (3,786,156)     (8,148,399)    (27,149,225)
Less Preferred Stock
  Dividends................            --      (1,183,413)             --              --              --      (1,183,413)
                              -----------     -----------     -----------     -----------     -----------    ------------
Net Loss Available to
  Common Shareholders......   $(2,774,203)    $(3,808,529)    $(1,404,384)    $(3,786,156)    $(8,148,399)   $(28,332,638)
                              ===========     ===========     ===========     ===========     ===========    ============
Net Loss per Common Share..   $      (.18)    $      (.34)    $     (0.15)    $     (0.46)    $     (1.62)
                              ===========     ===========     ===========     ===========     ===========
Average Number of Common
  Shares Outstanding.......    15,528,231      11,310,592       9,362,198       8,188,980       5,041,698
                              ===========     ===========     ===========     ===========     ===========

---------------

(1) Other expense in December 31, 1994 includes the write-off of the Superstat assets. See "Notes to Financial Statements."

(2) Other income in December 31, 1995 includes $1,000,000 forfeited escrow deposit received from USSC and sale of OmniCath(R) EPO patent to Guerbet. See "Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations ."

SELECTED BALANCE SHEET DATA:

                                                                           DECEMBER 31
                                           ----------------------------------------------------------------------------
                                               1997            1996            1995            1994            1993
                                           ------------    ------------    ------------    ------------    ------------
Working Capital (Deficit)................  $   (627,151)   $   (256,206)   $ (3,827,287)   $ (3,246,020)   $ (1,057,831)
Total Assets.............................     1,945,056       3,069,151       1,883,278       2,445,076       4,000,345
Long-Term Debt, Net of Current
  Maturities.............................        71,855         110,472              --             611           2,784
Capital Lease Obligations, Net of Current
  Maturities.............................            --         302,766           7,095          18,033         485,580
Total Liabilities........................     1,847,905       2,940,556       4,685,133       4,002,192       2,761,942
Preferred Stock..........................             2               3              --              --              --
Deficit Accumulated During the
  Development Stage......................   (27,149,225)    (24,375,022)    (21,749,906)    (20,345,522)    (16,559,366)
Total Stockholders' Equity (Deficit).....        97,151         128,595      (2,801,855)     (1,557,116)     (1,238,403)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through December 31, 1997, the Company had an accumulated deficit of $27,149,225.

  Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

     During 1997 the Company focused on productivity improvements, ISO 9001 certification, CE Mark certification process, product development and clinical investigational programs. The addition of domestic distributors became the focus during the fourth quarter of 1997 and continues to receive priority in 1998.

     Net sales decreased 5.9% for 1997 compared to 1996. The decline is due to the ineffectiveness of the Company's sales team during the first nine months of 1997. Corrective action was taken and new sales staff was added in October resulting in fourth quarter 1997 net sales of $184,852 compared to $162,336 fourth quarter 1996 net sales. Foreign export net sales increased to 65.5% in 1997 compared to 54.5% in 1996. Four new domestic distributors were added during the fourth quarter 1997. The first will concentrate its sales efforts in California, Nevada and Arizona; the second will focus its efforts in Pennsylvania, Ohio and Indiana markets; the third serves the Northwestern U.S. market, primarily Oregon, Washington, Montana and Idaho; and the fourth will concentrate its efforts in the Southwest and Rocky Mountain regions.

     Cost of sales percentage is 88.4% of 1997 net sales as compared to 72.6% of 1996 net sales. The increase in cost of sales percentage is due primarily to a year-end adjustment to inventory standard cost as well as to the increased sales of one of the Company's least profitable items.

     During 1997 total selling, general and administrative expenses increased to $2,075,695 from $1,718,595. The overall increase is due to several factors. First, the sublease of 3,000 square feet of the Cathlab facility for $3,000 per month which began in January 1996 terminated April 30, 1997 upon proper notification by the lessee. Sales and marketing expenses increased approximately $19,000 primarily due to salaries and payroll-related expenses. Other salaries and payroll-related expenses increased approximately $239,000 due to the hiring of two additional corporate personnel and a quality assurance manager, as well as salary and benefit increases. Two other areas increased significantly. Legal and accounting expenses increased approximately $35,000 or 25.3% and insurance increased approximately $34,000 or 49.8%. Product liability insurance was added during the third quarter 1997 as the Company became more proactive in risk management. The Company began the ISO 9001 certification process in the fourth quarter of 1996 and the CE Mark certification process in the second quarter 1997. Expenses related to the two certification processes during 1997 were approximately $54,000.

     Research and development expenses for 1997 increased 1.1% compared to the same period in 1996.

     Interest expense decreased 41.5% to $183,538 in 1997 compared to $313,914 in 1996 due to the decrease of over $1 million in notes payable and capital lease obligations.

     For the period from inception to December 31, 1997, the Company's other income of $1,942,550 consisted primarily of $1 million received in connection with a forfeited option fee from United States Surgical Corporations ("USSC"), approximately $495,000 realized gain from the sale of the European patent for the OmniCath(R) atherectomy catheter to Guerbet S.A. of France ("Guerbet") for a purchase price of $500,000 cash, $400,000 received from Guerbet in 1991 in connection with the development of certain of the Company's products, and $200,000 amortization of the license fee received from Wright Medical Technologies, Inc.

  Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

     During the year the Company made substantial investments in five key areas. First, the Company consolidated all manufacturing operations into our Irvine, California facility, enabling it to increase manufac-turing capabilities and efficiencies. Secondly, investments were made in the manufacturing infrastructure resulting in productivity improvements. Third, the Company invested in product development and clinical investigational programs to further the advancement of its core product technologies. Fourth, the Company invested in the expansion of its sales and marketing efforts by implementing new marketing programs. Finally, considerable time and effort was invested in reshaping the Company's balance sheet via a debt to equity conversion and the raising of additional equity capital via private placements.

     Net sales decreased $81,237 or 12.3% for 1996 compared to 1995. The decline is due to delays encountered in product registrations in international markets by the Company's newly appointed international distributors, discontinued product lines and limited international OmniCath(R) sales due to U.S. OmniCath(R) clinical trial needs. Foreign export net sales decreased to 54.5% in 1996 compared to 81% in 1995. The Company appointed twenty-two (22) new international distributors in 1995. After an international distributor is appointed, the distributor must comply with the applicable country regulations before products can be imported and sold in a particular country. Depending upon the country, the registration period can take from as little as a few weeks to over nine months, causing delays in product sales while the distributor awaits approval to sell the product. The Company believes that its revised distribution network will result in increased product sales, primarily in Western Europe, South America, Japan and the Pacific Rim countries. The Company discontinued its hole punch operations during the fourth quarter of 1995. The hole punch operations provided approximately $30,000 or 4.5% of net sales during 1995 with related cost of goods sold of approximately $26,000.

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

     Research and development expenses increased 19.1% to $640,792 in 1996 compared to $537,962 in 1995. The increase is primarily attributed to the Company's efforts to initiate U.S. clinical trials for the OmniCath(R). These expenses are expected to increase in the future as the Company's products approach commercial viability and will be funded by increased revenue generated through Cathlab Division sales or from the sale of ancillary technologies or through joint development agreements with strategic partners.

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

     Other income (expenses) decreased $1,675,965 in 1996 as compared to 1995. This is primarily due to the Company's receipt in 1995 of a $1 million forfeited option fee from USSC and a realized gain of approximately $495,000 from the sale of a European patent to Guerbet.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficiency as of December 31, 1997 of $627,151 and cash and cash equivalents of $82,789.

     The net cash used by operating activities in 1997 of $2.3 million was 38% more than in 1996. In 1996 the cash flow was favorably impacted by the negotiations of debt to equity conversions of approximately $1.5 million with various stockholders, vendors and a bank. In addition, two consultants were paid in stock rather than cash.

     Cash flows of $452,145 were provided by investing activities in 1995 as compared to cash used by investing activities of $185,046 and $76,923 in 1997 and 1996, respectively. Cash flows were favorably impacted in 1995 by the sale of technology and assets of the Company's hole punch operations.

     Capital expenditures were $142,206 and $46,773 in 1997 and 1996, respectively. Additions in 1996 included new computers and leasehold improvements to the Cathlab facility to facilitate the relocation of the research and development activities from Texas. During 1997 the Company purchased additional computers, accounting software upgrades, manufacturing equipment and molds. The vendor upgrades made to each of the Company's computer-based applications accommodates the millenium change. In addition, the Company continues to invest in the development of its patents as evidenced by the use of funds of $44,356, $31,414 and $51,877 for the years ended December 31, 1997, 1996 and 1995, respectively. Since inception, the Company has expended $481,344 on internally developed patents.

     Cash flows of $1,371,414, $2,906,223 and $1,019,504 were provided by financing activities for the years ended December 31, 1997, 1996, and 1995, respectively. Since inception, financing activities have provided net cash of $20,516,280. Financing activities consist of note proceeds and repayments, capital lease obligations and repayments, proceeds from the sale of debentures, preferred stock, common stock and warrants, proceeds from the exercise of warrants and options, related offering and financing costs, cash dividends on preferred stock and the acquisition of treasury stock.

     In March 1997 the Company raised $2.5 million capital pursuant to an offering of the Company's equity securities. Offering costs of $287,590 were paid from the proceeds of this transaction.

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

     On May 28, 1996, Aberlyn and the Company reached an agreement to restructure the Leases which resulted in a revised schedule of lease payments over a twenty-four month period, with the initial payment commencing on June 1, 1996. In addition, 115,000 shares of common stock were issued in payment of consulting fees, investment banking service fees and accumulated miscellaneous expenses totaling $115,728. Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases which revised the schedule of lease payments and extended the maturity date to October 1, 1998.

     In June 1996, the Company executed an installment note payable to a vendor in the amount of $157,263, payable in monthly installments of $3,858 including interest, beginning September 1, 1996 and maturing August 1, 2000. The note bears interest at 8.25% per year and is uncollateralized.

     During 1997 the Company received cash proceeds of $3,750 from the exercise of options and $320,033 from the exercise of warrants. Cash proceeds of $97,000 from the exercise of options, $391,325 from the exercise of warrants and $3,231 from the purchase of stock by individuals were received in 1996.

     In December 1996, the Company received proceeds of $1 million from a 30-day note payable to bridge any potential funding shortfalls (regarding clinical trial costs) until such time as warrants were exercised or new equity funding was received. The note was paid in full in January 1997 and the interest was paid by the issuance of 11,722 shares of common stock.

     From January 26 through March 16, 1998, the Company issued 920,696 shares of common stock through private placements to accredited investors. The share price ranges from $0.34-$0.43 for a total of $331,000. The Company believes that its current sources of liquidity (cash on hand and funds provided by operations) are sufficient to fund its operations for the next four to six months. The Company is actively seeking additional financial, including the potential sale of equity and debt securities, as well as possible sales of ancillary technology and strategic partnering relationships.

     The Company requires significant additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral and A-V fistula use, to enter into marketing and distribution arrangements for the OmniCath(R), to commence and continue the development of other products which include the OmniStent(TM), Evert-O-Cath(TM), and other products as well as product enhancements to its existing 100%-silicone balloon catheters, the OmniCath(R), Evert-O-Cath(TM) and OmniStent(TM) and to expand its manufacturing and distribution abilities with respect to the Cathlab products. Research and development expenditures for 1998, including amounts for clinical affairs, are expected to be approximately $1.2 million. If the Company experiences delays in the introduction, manufacturing or sale of the OmniCath(R), or if the OmniCath(R) does not achieve market acceptance for any reason, substantial additional financing may be required by the Company to continue its operations, and to improve, complete the development of, obtain regulatory approvals for, and manufacture or market products. The Company receives some revenues and expects to continue to receive revenues from the sale of Cathlab's products. The Company anticipates that Cathlab's revenues should increase during 1998; however, this increase will not be sufficient to satisfy the Company's funding needs.

     There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such funding is not obtained, the Company's research and development projects will be delayed or scaled back. Failure to obtain additional financing will have material adverse effect on the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately must achieve profitable operations.

     Though still a developmental stage company engaged in the development, manufacture and marketing of medical devices, the Company has ten products presently available to market and has a comprehensive business strategy which it believes will enable it to capitalize on its technologies and on developing trends in the healthcare industry. The Company's strategic plan consists of focusing on increased market penetration of its ten existing FDA-approved products, continuing to revamp its distribution network, continuing to focus on the commercialization of its core technologies by pursuing US and international regulatory approval, aggressively pursuing the sale of ancillary technology to meet future cash requirements and to validate the proprietary nature of its technologies and continuation of efforts to identify and pursue strategic alliances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information pertaining to executive officers of the Company:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Steven B. Rash.........................  50    President and Chief Executive Officer
                                                 Chairman of the Board
Lawrence M. Hoffman....................  54    Director
Claudio Guazzoni.......................  35    Director
Richard S. Serbin......................  53    Director
Marshall Kerr..........................  47    Vice President Sales & Marketing
Colene Blankinship.....................  48    Controller, Chief Accounting Officer,
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

     RICHARD S. SERBIN has served as a director of the Company since July 17, 1996. Since 1991, Mr. Serbin has served as Executive Vice President and a director of Bio-Imaging Technologies, Inc. which provides specialized consulting services to pharmaceutical and biotechnology companies. From January 1991 to March 1992, Mr. Serbin was Chairman of the Board of Radius Scientific, Inc., a medical communications company which he founded. From June 1989 to January 1990, he served as President of Bradley Pharmaceuticals, Inc. and from September 1988 to May 1989, held the position of Senior Vice President of Lifetime Corporation, a holding company whose major asset, Kimberly Quality Care, is a provider of home healthcare and temporary nursing services. Mr. Serbin is a registered patent attorney, registered pharmacist, member of the Board of Trustees of the Mountainside Hospital, and a member of the Board of Health of Roseland, New Jersey. Mr. Serbin holds a B.S. from Rutgers College of Pharmacy, a J.D. from Seton Hall Law School and a LL.M in Trade Regulation from New York University School of Law.

     MARSHALL KERR joined the Company October 10, 1997 as a sales consultant and was appointed Vice President, Sales and Marketing December 15, 1997. From 1996 to 1997 Mr. Kerr served as Vice President, Sales and Marketing at US Medical Instruments, Inc., a manufacturer of disposable medical products where he established and directed both the domestic and international sales forces. He served as Vice President Sales with ICU Medical, Inc. from 1993 to 1996 where he directed their national sales efforts and reconstructed its distribution network. Prior to ICU Medical Inc. Mr. Kerr was Executive Vice President of Professional Hospital Supply from 1985 to 1993.

     COLENE BLANKINSHIP, CPA joined the Company February 7, 1995 as Controller and became the Chief Accounting Officer November 1995. She was elected Secretary and Treasurer on February 4, 1997. From 1992 through 1994, Ms. Blankinship served as Controller of Excel Resources, Inc., a gas marketing company in Houston, Texas. She has 13 years experience in public accounting which includes 9 years with the local firm of Tribolet, Fuller & Associates, P.C., Humble, Texas. Ms. Blankinship attended Texas Tech University and North Harris County College and is a CPA. Ms. Blankinship is a national director of the American Society of Women Accountants, a position she has held since July 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's best knowledge, upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Act of 1934, as amended, all required reports for fiscal year 1997 have been filed on a timely basis by reporting persons except for Messrs. Hoffman, Guazzoni and Serbin who were late in filing their Form 5 and Mr. Kerr who has not filed his Form 3.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1997, for services during the fiscal years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                       --------------------------------------------
                        ANNUAL COMPENSATION                                   AWARDS
-------------------------------------------------------------------    ---------------------
                                                                        PAYOUTS
                                                              (E)      ----------
                                                             OTHER        (F)         (G)                     (I)
                                                            ANNUAL     RESTRICTED   SHARES/         (H)       ALL
              (A)                         (C)        (D)    COMPEN-      STOCK      OPTIONS/        LTP      OTHER
           NAME AND              (B)    SALARY      BONUS   SATION      AWARD(S)      SARS        PAYOUTS   COMPEN-
      PRINCIPAL POSITION         YEAR     ($)        ($)    ($)(1)        ($)         (#)           ($)     SATION
      ------------------         ----   -------     -----   -------    ----------   --------      -------   -------
Steven B. Rash.................  1997   165,000              9,600                  927,000(4)(5)
President, Chief Executive
  Officer                        1996   141,875              7,496
                                 1995    61,875(2)          19,941(3)               600,000(4)

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

(5) Includes options to purchase 27,000 shares of common stock received as director.

     The following table sets forth certain information with respect to stock options granted during the fiscal year ended December 31, 1997 to each of the named executive officers.

                             STOCK OPTIONS GRANTED

                                                                                  POTENTIAL REALIZABLE
                                                                                   VALUE PER SHARE AT
                                                                                    ASSUMED RATES OF
                                               % OF                                STOCK APPRECIATION
                                               TOTAL                CLOSING BID     FOR OPTION TERM
                          DATE OF   NO. OF    OPTIONS   PRICE PER   ON DATE OF    --------------------
          NAME             GRANT    SHARES    GRANTED     SHARE      GRANT(4)       5%           10%
          ----            -------   -------   -------   ---------   -----------   ------       -------
Steven B. Rash..........  5/19/97   900,000             $.6875      .6$875         $.43         $1.10
                          *1/1/97    15,000             1.00           .9375        .20           .51
                           2/4/97     2,000             1.3125        1.3125        .36           .80
                          3/17/97     2,000             1.21875       1.21875       .34           .74
                          4/17/97     2,000             .96875         .96875       .27           .59
                          7/17/97     2,000             .46875         .46875       .13           .29
                           9/8/97     2,000             .53            .53          .15           .32
                          9/23/97     2,000             .47            .47          .13           .29

---------------

* Granted 11/22/96, agreement dated 1/1/97

     The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended December 31, 1997 by each of the named executive officers and the number and value of unexercised options held by such named executive officers as of December 31, 1997.

                AGGREGATED OPTION EXERCISES IN 1997 FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                          VALUE OF
                                                                       NUMBER OF         UNEXERCISED
                                                                      UNEXERCISED       IN-THE-MONEY
                                                                      OPTIONS AT         OPTIONS AT
                                            SHARES                  FISCAL YEAR-END    FISCAL YEAR-END
                                          ACQUIRED ON    VALUE       EXERCISABLE/       EXERCISABLE/
                                           EXERCISE     REALIZED     UNEXERCISABLE      UNEXERCISABLE
                  NAME                        (#)         ($)             (#)                ($)
                  ----                    -----------   --------   -----------------   ---------------
Steven B. Rash..........................   1,527,000       0       527,000/1,000,000         0/0

EMPLOYMENT AGREEMENTS

     Steven B. Rash entered into a three-year employment agreement (the "Agreement") with the Company dated July 15, 1995. Pursuant to the Agreement, Mr. Rash is employed as President and Chief Executive Officer of the Company. The Agreement provides for a salary of $135,000 per year with annual increases plus bonuses of up to 50% and an option to purchase 600,000 shares of common stock. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year, with a cash bonus of $30,000 to be paid should the Company's revenues exceed $2 million in 1997. Options to purchase an additional 900,000 shares of common stock at $.6875 per share were granted.

     Effective December 15, 1997, Marshall Kerr entered into a two-year employment agreement with the Company. The employment agreement provides for a salary of $80,000 per year through January 31, 1998 and $108,000 annually thereafter with annual increases as determined by the Board of Directors and annual bonuses of up to 50% of the base salary. In addition, the Company granted options to purchase 300,000 shares of common stock; 100,000 shares at $0.50 per share and 200,000 shares at $.42 per share.

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

COMPENSATION OF DIRECTORS

     It has been the Company's policy to compensate the directors only for their reasonable travel expenses in relation to in-person board meetings and stockholder meetings. Effective November 22, 1996 the directors each received an option to purchase 12,000 shares of common stock at an exercise price of $1.00 per share, to be vested November 22, 1997. For each board meeting attended, either telephonically or in person, the directors received options to purchase 2,000 shares of common stock. The Chairman of the Board received an option to purchase 15,000 shares of common stock vested upon issuance. At December 31, 1996 no one had been elected Chairman of the Board. New officers were elected February 4, 1997 at which time Mr. Rash became Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 2, 1998, regarding the beneficial ownership of the common stock by (i) each person or group known to the Company to beneficially own more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) certain executive officers, individually, and (iv) all directors and officers as a group. As of March 2, 1998, the Company had issued and outstanding 19,732,351 shares of common stock.

              NAME AND ADDRESS OF                    AMOUNT AND NATURE OF
              BENEFICIAL OWNER(1)                 BENEFICIAL OWNERSHIP(2)(3)   PERCENT OF CLASS
              -------------------                 --------------------------   ----------------
Steven B. Rash..................................           528,900(4)                2.6%
Lawrence M. Hoffman.............................         1,275,674(5)                6.3%
  701 Mohican Court
  Morganville NJ
Claudio Guazzoni................................           975,306(6)                4.7%
  10 E. 76th Street
  New York, NY
All Directors and Officers as a Group (6
  persons)......................................         2,807,880(7)               12.6%

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

(4) Includes 527,000 shares which may be acquired within 60 days upon the exercise of vested options. Excludes options to purchase 1,000,000 shares not vested.

(5) Includes 425,000 shares issuable upon the exercise of warrants held by Aberlyn Capital Management ("Aberlyn Partnership"). Mr. Hoffman owns a limited partnership interest in Aberlyn Partnership, and is an officer, director and stockholder of Aberlyn Capital Management, Inc., which is a general partner of Aberlyn Partnership. Also, includes 547,000 shares which may be acquired within 60 days upon the exercise of options by Mr. Hoffman.

(6) Includes 953,306 shares issuable upon the exercise of warrants held by Zanett Capital or its assigns. Mr. Guazzoni is President and Chief Executive Officer of Zanett Capital, Inc.

(7) Includes 2,498,306 shares which may be acquired within 60 days upon the exercise of options or warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the period from inception, September 4, 1984, to December 31, 1997, the Company made payments for legal, engineering and consulting services and products and supplies provided by certain stockholders which amounted to $1,089,869. Of this amount, $7,797, $37,500, and $50,000 related to the years ended December 31, 1997, 1996 and 1995, respectively.

     On August 23, 1995 the Company sold its proprietary OmniCath(R) atherectomy EPA patent to Guerbet, a stockholder of the Company, for $500,000 cash.

     Steven B. Rash entered into a three-year employment agreement with the Company, dated as of July 15, 1995 (the "Agreement"). Pursuant to the Agreement, Mr. Rash is employed as President and Chief Executive Officer of the Company. The Agreement provides for a salary of $135,000 per year with annual increases, plus bonuses of up to fifty percent, and options to purchase 600,000 shares of common stock. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year, with a cash bonus of $30,000 to be paid should the Company's revenues exceed $2 million in 1997. Options to purchase an additional 900,000 shares of common stock at $.6875 per share were granted.

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

     Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases which revised the schedule of lease payments and extended the maturity date to October 1, 1998.

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

     The Company does not have a policy against employing relatives. During the years ended December 31, 1997, 1996 and 1995, the Company paid salaries and wages to relatives of officers of the Company amounting to $7,797, $22,692, and $51,600, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. and d. Financial Statements and Financial Statement Schedule See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on Page F-1 herein.

     b. Reports on Form 8-K

          None.

     c. Exhibits

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1            -- Agreement and Plan of Merger among American BioMed, Inc.,
                            ABI Acquisition, Inc. and Cathlab Corporation dated March
                            30, 1992(3)
          3.1            -- Certificate of Incorporation.(1)
          3.2            -- By-laws.(1)
          3.3            -- Certificate of Designations, Preferences and Rights of
                            1996 Series A Convertible Preferred Stock(5)
          3.4            -- Certificate of Designations, Preferences and Rights of
                            1996 Series B Convertible Preferred Stock(5)
          3.5            -- Certificate of Designations, Preferences and Rights of
                            1997 Series C Convertible Preferred Stock(8)
          4.2            -- Specimen Common Stock Certificate(1)
         10.17           -- Summers Note, dated September 1990, between the Company and David P. Summers, as amended(1)
         10.28           -- 1992 Stock Option Plan of the Company and forms of
                            incentive stock option agreement and non-qualified stock
                            option agreement(2)
         10.57           -- Patent License, Research & Development Agreement between
                            Wright Medical Technology, Inc. and American BioMed,
                            Inc.(2)
         10.69           -- Stipulation of Settlement, Scott Printing Corporation v.
                            American BioMed, Inc.(4)
         10.70           -- Employment contract with Steven B. Rash(4)
         10.71           -- Purchase of Technology Agreement, Guerbet, S.A.(4)
         10.80           -- 1996 Incentive Stock Option Plan(6)
         10.81           -- Aberlyn Schedule No. 3 to Master Lease Agreement No.
                            0001E and Patent Schedule No. 2 to Patent Assignment and
                            License Agreement No. 0001P, effective June 1, 1996(7)
         10.82           -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the
                            issuance and sale of Common Stock and 200 shares of the
                            1996 Series A Convertible Preferred Stock(8)
         10.83           -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the
                            issuance and sale of 1,190 shares of the 1996 Series A
                            Convertible Preferred Stock(8)
         10.84           -- Form of Registration Rights Agreement, dated February 20,
                            1996, between the Company and holders of the 1996 Series
                            A Convertible Preferred Stock(8)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.85           -- Securities Purchase Agreement, dated November 7, 1996,
                            between the Company and certain investors relating to the
                            issuance and sale of the 1996 Series B Convertible
                            Preferred Stock(8)
         10.86           -- Form of Registration Rights Agreement, dated November 7,
                            1996, between the Company and holders of the 1996 Series
                            B Convertible Preferred Stock(8)
         10.87           -- Securities Purchase Agreement, dated March 21, 1997,
                            between the Company and certain investors relating to the
                            issuance and sale of the 1997 Series C Convertible
                            Preferred Stock(8)
         10.88           -- Registration Rights Agreement, dated March 21, 1997,
                            between the Company and holders of the 1997 Series C
                            Convertible Preferred Stock(8)
         10.89           -- Lease Agreement dated June 19, 1997 between the Company and Woodlands Office Equities -- '95 Limited
         10.90           -- Modification Agreement -- Patent Schedule No. 002 between
                            Aberlyn Capital Management Co., Inc. and the Company
         10.91           -- Modification Agreement -- Lease Schedule No. 003 between
                            Aberlyn Capital Management Co., Inc. and the Company
         10.92           -- Employment agreement with Marshall Kerr
         11              -- Computation of (Loss) per Common Share
         21              -- Subsidiaries of the Registrant(7)
         23              -- Consent of Coopers & Lybrand L.L.P.
         27              -- Financial Data Schedule

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(6) Incorporated by reference to the Company's Proxy Statement for the November 22, 1996 Annual Meeting.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1996.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULE

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.........................   F-2
  Consolidated Balance Sheets at December 31, 1997 and
     1996...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995 and for the period
     from inception, September 4, 1984, to December 31,
     1997...................................................   F-4
  Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the period from inception to December 31,
     1993, for the years ended December 31, 1997, 1996, and
     1995 and 1994 and for the period from inception,
     September 4, 1984, to December 31, 1997................   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................   F-7
  Notes to Consolidated Financial Statements................   F-8
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Report of Independent Accountants.........................  F-29
  Schedule II -- Valuation and Qualifying Accounts..........  F-30

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, which are not presented, are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
American BioMed, Inc.:

     We have audited the accompanying consolidated balance sheets of American BioMed, Inc. and Subsidiaries (the "Company") (a development stage enterprise) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995 and for the period from inception, September 4, 1984, to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American BioMed, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, and for the period from inception, September 4, 1984, to December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 18 to the consolidated financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development and developing markets for its products. Consequently, as shown in the accompanying consolidated financial statements through December 31, 1997, the Company had a cumulative loss of $27,149,225 since its inception and had a working capital deficit of ($627,151) at December 31, 1997. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company's continued existence is dependent upon its ability to obtain additional working capital, to develop and market its products and, ultimately, upon its ability to attain profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                            COOPERS & LYBRAND L.L.P

Houston, Texas
March 31, 1998

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                  1997            1996
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $     82,789    $  1,183,613
  Accounts receivable, trade, net of Allowance for doubtful
    accounts of $57,167 and $57,500 for 1997 and 1996,
    respectively............................................       158,724         168,359
  Accounts receivable, other................................        13,716          19,848
  Inventories...............................................       648,957         462,097
  Other current assets......................................       144,713         277,195
                                                              ------------    ------------
         Total current assets...............................     1,048,899       2,111,112
Property and equipment, net.................................       167,991          81,315
Patents, net of accumulated amortization of $920,330 and
  $870,014 in 1997 and 1996, respectively...................       158,695         164,655
Goodwill, net of accumulated amortization of $697,475 and
  $574,391 in 1997 and 1996, respectively...................       533,361         656,444
Other assets................................................        36,110          55,625
                                                              ------------    ------------
         Total assets.......................................  $  1,945,056    $  3,069,151
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to stockholders and others..................  $    300,976    $  1,278,485
  Current maturities of long-term debt......................        41,694          38,404
  Current maturities of capital lease obligations...........       416,901         266,078
  Accounts payable..........................................       254,234         301,184
  Accrued liabilities.......................................       662,245         483,167
                                                              ------------    ------------
         Total current liabilities..........................     1,676,050       2,367,318
Long-term debt, net of current maturities...................        71,855         110,472
Capital lease obligations, net of current maturities........            --         302,766
Deferred revenue............................................       100,000         160,000
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized,
  Series A: Convertible preferred stock, 1,390 shares
    authorized, 1,390 shares issued and outstanding at
    December 31, 1997 and 1996, $1,000 per share or
    $1,390,000 aggregate liquidation preference.............             1               1
  Series B: Convertible preferred stock, 2,500 shares
    authorized, 500 and 1,500 shares issued and outstanding
    at December 31, 1997 and 1996, $1,000 per share or
    $500,000 and $1,500,000 aggregate liquidation preference
    plus an additional 10% per year from the date of
    issuance................................................             1               2
  Series C: Convertible preferred stock, 125 shares
    authorized, 112 shares issued and outstanding at
    December 31, 1997, $20,000 per share or $2,240,000
    aggregate liquidation preference plus an additional 7%
    per year from the date of issuance......................            --              --
Common stock, $.001 par value, 50,000,000 shares authorized
  in 1997 and 1996, 18,457,426 and 13,544,019 shares issued
  at December 31, 1997 and 1996, respectively, of which
  68,323 shares are held in treasury........................        18,457          13,544
Additional paid-in capital..................................    27,479,517      24,741,670
Deficit accumulated during the Development stage............   (27,149,225)    (24,375,022)
Less treasury stock at cost, 68,323 shares..................      (251,600)       (251,600)
                                                              ------------    ------------
         Total stockholders' equity.........................        97,151         128,595
                                                              ------------    ------------
         Total liabilities and stockholders' equity.........  $  1,945,056    $  3,069,151
                                                              ============    ============

    The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         INCEPTION
                                        ENDED           ENDED           ENDED        SEPTEMBER 4, 1984,
                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     TO DECEMBER 31,
                                         1997            1996            1995               1997
                                     ------------    ------------    ------------    ------------------
Sales, net.........................  $   545,473     $   579,533     $   660,770        $  3,860,120
Cost of sales......................     (482,360)       (420,838)       (649,355)         (3,715,266)
                                     -----------     -----------     -----------        ------------
Gross profit.......................       63,113         158,695          11,415             144,854
                                     -----------     -----------     -----------        ------------
Operating expenses:
  Selling, general and
     administrative................   (2,075,695)     (1,718,595)     (2,169,591)        (17,532,630)
  Research and development.........     (648,049)       (640,792)       (537,962)         (7,898,042)
  Distributor settlement...........           --              --              --          (1,080,915)
                                     -----------     -----------     -----------        ------------
                                      (2,723,744)     (2,359,387)     (2,707,553)        (26,511,587)
                                     -----------     -----------     -----------        ------------
     Loss from operations..........   (2,660,631)     (2,200,692)     (2,696,138)        (26,366,733)
                                     -----------     -----------     -----------        ------------
Other income (expense):
  Interest income..................       44,200           4,252           7,239             153,934
  Interest expense.................     (183,538)       (313,914)       (276,688)         (2,878,976)
  Other income (expense)...........       25,766        (114,762)      1,561,203           1,942,550
                                     -----------     -----------     -----------        ------------
     Other income (expense), net...     (113,572)       (424,424)      1,291,754            (782,492)
                                     -----------     -----------     -----------        ------------
  Net loss.........................  $(2,774,203)    $(2,625,116)    $(1,404,384)       $(27,149,225)
  Less preferred stock dividends...           --      (1,183,413)             --          (1,183,413)
                                     -----------     -----------     -----------        ------------
  Net loss available to common
     shareholders..................  $(2,774,203)    $(3,808,529)    $(1,404,384)       $(28,332,638)
                                     ===========     ===========     ===========        ============
  Net loss per common share........  $      (.18)    $     (0.34)    $     (0.15)
                                     ===========     ===========     ===========
  Weighted average number of common
     shares outstanding............   15,528,231      11,310,592       9,362,198
                                     ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

      CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL     DURING THE
                                             ----------------   --------------------     PAID-IN     DEVELOPMENT
                                              SHARES     PAR      SHARES       PAR       CAPITAL        STAGE
                                             --------   -----   ----------   -------   -----------   ------------
Issuance of $1 par value common stock on
  September 4, 1984........................                          1,000   $ 1,000
Redemption of $1 par value common stock....                         (1,000)   (1,000)
Issuance of $.001 par value common stock...                      1,000,000     1,000
Issuance of $.001 par value common stock at
  fair market value of services rendered...                        100,000       100   $    19,900
Issuance of Series A preferred stock.......   156,250   $ 156                              499,844
Issuance of common stock pursuant to a
  three-for-one stock split subsequent to
  December 31, 1990, retroactively
  applied..................................                      2,200,000     2,200        (2,200)
Redemption of common stock pursuant to a
  one-for 2.325 reverse stock split
  subsequent to December 31, 1990,
  retroactively applied....................                     (1,880,645)   (1,881)        1,881
Issuance of $.001 par value common stock in
  connection with Bridge Notes.............                        182,000       182        45,318
Issuance of stock purchase warrants........                                                100,000
Sale of common stock, net of offering
  costs....................................                        800,000       800     3,059,472
Conversion of Series A preferred stock.....  (156,250)   (156)     223,214       223           (67)
Conversion of $255,000 principal amount of
  debenture................................                         63,750        64       254,936
Exercise of underwriter's over allotment
  option, net of offering costs............                        111,700       112       483,367
Issuance of $.001 par value common stock in
  connection with acquisition of Freedom
  Machine, Inc.............................                         60,000        60       206,940
Conversion of $385,000 principal amount of
  debentures...............................                         96,250        96       384,904
Issuance of $.001 par value common stock in
  connection with acquisition of Cathlab
  Corporation..............................                        450,000       450     2,024,550
Issuance of $.001 par value common stock in
  connection with acquisition of VMS,
  Inc......................................                         27,777        28       124,971
Issuance of $.001 par value common stock in
  connection with 6% promissory note.......                         58,576        59       263,533
Issuance of $.001 par value common stock in
  connection with purchase of assets of
  SuperStat, Inc...........................                         18,182        18        81,801
Issuance of $.001 par value common stock in
  connection with a $500,000 loan from a
  bank.....................................                         79,365        79       357,064
Issuance of $.001 par value common stock in
  connection with Therex settlement........                         58,823        59       499,941
Issuance of Series B preferred stock, net
  of offering costs........................   287,500     288                            2,545,858
Exercise of stock purchase warrants........                        678,717       679     2,800,341
Issuance of $.001 par value common stock in
  connection with Therex settlement........                         77,000        77           (77)
Issuance of $.001 par value common stock in
  connection with consulting agreement.....                         50,000        50       174,950
Exercise of stock options..................                        166,880       167        38,795
Reacquire $.001 par value common stock
  originally issued in connection with
  Therex settlement........................
Treasury stock reissued, 67,500 common
  shares at cost...........................                                                  1,600
Issuance of 193,500 warrants in connection
  with 9% promissory notes.................                                                574,176
Dividend requirement on Series B preferred
  stock....................................                                               (135,209)
Conversion of Series B preferred stock into
  $.001 par value common stock.............  (287,500)   (288)   1,268,465     1,268       134,091
Sale of common stock for cash, net of
  offering costs...........................                      1,500,000     1,500     3,501,299
Net loss for the period....................                                                          $(16,559,366)
                                             --------   -----   ----------   -------   -----------   ------------
Balance, December 31, 1993.................        --      --    7,390,054   $ 7,390   $18,041,979   $(16,559,366)
                                             --------   -----   ----------   -------   -----------   ------------


                                                TREASURY STOCK
                                             --------------------
                                              SHARES      COSTS        TOTAL
                                             --------   ---------   ------------
Issuance of $1 par value common stock on
  September 4, 1984........................                         $      1,000
Redemption of $1 par value common stock....                               (1,000)
Issuance of $.001 par value common stock...                                1,000
Issuance of $.001 par value common stock at
  fair market value of services rendered...                               20,000
Issuance of Series A preferred stock.......                              500,000
Issuance of common stock pursuant to a
  three-for-one stock split subsequent to
  December 31, 1990, retroactively
  applied..................................                                  -0-
Redemption of common stock pursuant to a
  one-for 2.325 reverse stock split
  subsequent to December 31, 1990,
  retroactively applied....................                                  -0-
Issuance of $.001 par value common stock in
  connection with Bridge Notes.............                               45,500
Issuance of stock purchase warrants........                              100,000
Sale of common stock, net of offering
  costs....................................                            3,060,272
Conversion of Series A preferred stock.....                                  -0-
Conversion of $255,000 principal amount of
  debenture................................                              255,000
Exercise of underwriter's over allotment
  option, net of offering costs............                              483,479
Issuance of $.001 par value common stock in
  connection with acquisition of Freedom
  Machine, Inc.............................                              207,000
Conversion of $385,000 principal amount of
  debentures...............................                              385,000
Issuance of $.001 par value common stock in
  connection with acquisition of Cathlab
  Corporation..............................                            2,025,000
Issuance of $.001 par value common stock in
  connection with acquisition of VMS,
  Inc......................................                              124,999
Issuance of $.001 par value common stock in
  connection with 6% promissory note.......                              263,592
Issuance of $.001 par value common stock in
  connection with purchase of assets of
  SuperStat, Inc...........................                               81,819
Issuance of $.001 par value common stock in
  connection with a $500,000 loan from a
  bank.....................................                              357,143
Issuance of $.001 par value common stock in
  connection with Therex settlement........                              500,000
Issuance of Series B preferred stock, net
  of offering costs........................                            2,546,146
Exercise of stock purchase warrants........                            2,801,020
Issuance of $.001 par value common stock in
  connection with Therex settlement........                                  -0-
Issuance of $.001 par value common stock in
  connection with consulting agreement.....                              175,000
Exercise of stock options..................                               38,962
Reacquire $.001 par value common stock
  originally issued in connection with
  Therex settlement........................  (135,823)  $(500,000)      (500,000)
Treasury stock reissued, 67,500 common
  shares at cost...........................    67,500     248,400        250,000
Issuance of 193,500 warrants in connection
  with 9% promissory notes.................                              574,176
Dividend requirement on Series B preferred
  stock....................................                             (135,209)
Conversion of Series B preferred stock into
  $.001 par value common stock.............                              135,071
Sale of common stock for cash, net of
  offering costs...........................                            3,502,799
Net loss for the period....................                          (16,559,366)
                                             --------   ---------   ------------
Balance, December 31, 1993.................   (68,323)  $(251,600)  $  1,238,403
                                             --------   ---------   ------------

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS'
                        EQUITY (DEFICIT) -- (CONTINUED)

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL     DURING THE
                                             ----------------   --------------------     PAID-IN     DEVELOPMENT
                                              SHARES     PAR      SHARES       PAR       CAPITAL        STAGE
                                             --------   -----   ----------   -------   -----------   ------------
Issuance of shares in connection with
  private placements.......................                        684,395   $   684   $   566,734
Issuance of shares in connection with
  Officer subscription.....................                         40,000        40        31,460
Issuance of shares to an officer in
  connection with private placement........                         15,000        15         2,985
Exercise of stock options..................                        400,000       400       224,600
Issuance of shares to employees in lieu of
  salary...................................                         11,500        12        11,738
Issuance of shares previously paid for but
  not issued...............................                          8,548         9            (9)
Conversion of shareholder loan.............                        111,111       111        49,889
Issuance of shares in payment of
  expenses.................................                        117,812       118        70,396
Issuance of shares for services............                        524,554       524        55,726
Additional accrual of expenses related to
  1993 offering............................                                                (24,795)
Net loss for the year......................                                                          $ (3,786,156)
                                             --------   -----   ----------   -------   -----------   ------------
Balance, December 31, 1994.................        --      --    9,302,974     9,303    19,030,703    (20,345,522)
                                             --------   -----   ----------   -------   -----------   ------------
Issuance of shares in connection with
  officer loan.............................                          2,000         2
Issuance of shares to an officer in lieu of
  salary...................................                         15,000        15         6,161
Issuance of shares in payment of
  expenses.................................                         34,300        34        47,239
Issuance of shares in connection with
  private placement........................                        151,000       151        60,349
Issuance of options........................                                                 37,500
Issuance of warrants.......................                                                  8,400
Other......................................                                                   (206)
Net loss for the year......................                                                            (1,404,384)
                                             --------   -----   ----------   -------   -----------   ------------
Balance, December 31, 1995.................        --      --    9,505,274     9,505    19,190,146    (21,749,906)
                                             --------   -----   ----------   -------   -----------   ------------
Issuance of shares in connection with
  private placements, net of offering
  costs....................................     2,890   $   3    1,250,001     1,250     2,870,066
Exercise of stock options..................                        197,000       197       142,220
Exercise of warrants.......................                        744,165       744       390,581
Issuance of options........................                                                237,087
Issuance of shares in payment of certain
  liabilities..............................                      1,245,579     1,246     1,545,263
Issuance of shares for services............                        600,000       600       366,900
Issuance of shares to individuals..........                          2,000         2         3,229
Other......................................                                                 (3,822)
Net loss for the year......................                                                            (2,625,116)
                                             --------   -----   ----------   -------   -----------   ------------
Balance, December 31, 1996.................     2,890       3   13,544,019    13,544    24,741,670    (24,375,022)
                                             --------   -----   ----------   -------   -----------   ------------
Issuance of shares in connection with
  private placements, net of offering
  costs....................................       125                                    2,212,410
Exercise of stock options..................                         20,000        20         3,730
Exercise of warrants.......................                        802,583       803       319,230
Conversion of preferred stock..............    (1,013)     (1)   3,881,102     3,881        (3,880)
Issuance of shares in payment of certain
  liabilities..............................                        172,222       172       178,114
Issuance of shares for services............                         37,500        37        28,243
Net loss for the year......................                                                            (2,774,203)
                                             --------   -----   ----------   -------   -----------   ------------
Balance, December 31, 1997.................     2,002   $   2   18,457,426   $18,457   $27,479,517   $(27,149,225)
                                             ========   =====   ==========   =======   ===========   ============


                                                TREASURY STOCK
                                             --------------------
                                              SHARES      COSTS        TOTAL
                                             --------   ---------   ------------
Issuance of shares in connection with
  private placements.......................                         $    567,418
Issuance of shares in connection with
  Officer subscription.....................                               31,500
Issuance of shares to an officer in
  connection with private placement........                                3,000
Exercise of stock options..................                              225,000
Issuance of shares to employees in lieu of
  salary...................................                               11,750
Issuance of shares previously paid for but
  not issued...............................
Conversion of shareholder loan.............                               50,000
Issuance of shares in payment of
  expenses.................................                               70,514
Issuance of shares for services............                               56,250
Additional accrual of expenses related to
  1993 offering............................                              (24,795)
Net loss for the year......................                           (3,786,156)
                                             --------   ---------   ------------
Balance, December 31, 1994.................   (68,323)  $(251,600)    (1,557,116)
                                             --------   ---------   ------------
Issuance of shares in connection with
  officer loan.............................                                    2
Issuance of shares to an officer in lieu of
  salary...................................                                6,176
Issuance of shares in payment of
  expenses.................................                               47,273
Issuance of shares in connection with
  private placement........................                               60,500
Issuance of options........................                               37,500
Issuance of warrants.......................                                8,400
Other......................................                                 (206)
Net loss for the year......................                           (1,404,384)
                                             --------   ---------   ------------
Balance, December 31, 1995.................   (68,323)   (251,600)    (2,801,855)
                                             --------   ---------   ------------
Issuance of shares in connection with
  private placements, net of offering
  costs....................................                            2,871,319
Exercise of stock options..................                              142,417
Exercise of warrants.......................                              391,325
Issuance of options........................                              237,087
Issuance of shares in payment of certain
  liabilities..............................                            1,546,509
Issuance of shares for services............                              367,500
Issuance of shares to individuals..........                                3,231
Other......................................                               (3,822)
Net loss for the year......................                           (2,625,116)
                                             --------   ---------   ------------
Balance, December 31, 1996.................   (68,323)   (251,600)       128,595
                                             --------   ---------   ------------
Issuance of shares in connection with
  private placements, net of offering
  costs....................................                            2,212,410
Exercise of stock options..................                                3,750
Exercise of warrants.......................                              320,033
Conversion of preferred stock..............                                   --
Issuance of shares in payment of certain
  liabilities..............................                              178,286
Issuance of shares for services............                               28,280
Net loss for the year......................                           (2,774,203)
                                             --------   ---------   ------------
Balance, December 31, 1997.................   (68,323)  $(251,600)  $     97,151
                                             ========   =========   ============

    The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            INCEPTION,
                                                                                                           SEPTEMBER 4,
                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED      1984, TO
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996           1995           1997
                                                              ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(2,774,203)   $(2,625,116)   $(1,404,384)   $(27,149,225)
                                                              -----------    -----------    -----------    ------------
  Adjustments to reconcile net loss to cash used by
    operating activities
    Depreciation and amortization...........................      237,633        334,012        660,539       3,013,200
    Write off of goodwill...................................                                    120,000         120,000
    Expenses paid by transfer of equipment..................                                      3,380          37,134
    Loss (gain) on sale of assets...........................                      24,972       (501,043)       (476,071)
    Interest expense recorded upon issuance of common stock
      and warrants in connection with notes payable.........                                                  1,250,907
    Issuance of common stock and warrants for services......                     604,587         53,245       1,066,347
    Write off of note receivable from officer...............                                                     25,000
    Noncash compensation....................................                                     45,900          45,900
    Gain on sale of investment securities...................                                                     (4,190)
    Distributor settlement..................................                                                    625,915
    Write off of investment in joint venture................                                                    227,256
    Write off of patents....................................                         600                         79,167
    Write off of obsolete inventory.........................                                     43,325         367,688
  Changes in operating assets and liabilities:
    Accounts receivable, net................................       15,767          2,570        (97,115)       (114,882)
    Inventories.............................................     (186,860)       (91,967)       (74,007)     (1,111,084)
    Other assets............................................      181,378         51,145        (57,495)        168,432
    Accounts payable........................................      (33,460)      (135,640)      (203,921)        971,348
    Accrued liabilities.....................................      332,553        239,973        (12,142)      1,135,847
    Deferred revenue........................................      (60,000)       (60,000)       (60,000)        100,000
                                                              -----------    -----------    -----------    ------------
        Total adjustments...................................      487,011        970,252        (79,334)      7,527,914
                                                              -----------    -----------    -----------    ------------
        Net cash used by operating activities...............   (2,287,192)    (1,654,864)    (1,483,718)    (19,621,311)
                                                              -----------    -----------    -----------    ------------
Cash flows from investing activities:
  Capital expenditures......................................     (142,206)       (46,773)        (1,076)       (577,432)
  Issuance of notes receivable..............................                                                    (85,000)
  Proceeds from repayment of notes receivable...............                                                     35,000
  Investments in patents....................................      (44,356)       (31,414)       (51,877)       (481,344)
  Investment in joint venture...............................                                     (2,015)       (229,271)
  Organization costs........................................                                                     (1,000)
  Purchase of investment securities.........................                                                     (4,391)
  Proceeds from sale of investment securities...............                                                      8,581
  Proceeds from sale of assets..............................        1,516          1,264        507,113         509,893
  Cash acquired in acquisition of Freedom Machine...........                                                      6,338
  Cash acquired in acquisition of Cathlab Corporation.......                                                      6,446
                                                              -----------    -----------    -----------    ------------
        Net cash provided (used) by investing activities....     (185,046)       (76,923)       452,145        (812,180)
                                                              -----------    -----------    -----------    ------------
Cash flows from financing activities:
  Cash dividends on preferred stock.........................                                                       (138)
  Offering costs............................................     (287,590)      (322,859)                      (940,243)
  Financing costs...........................................                                                    (59,309)
  Proceeds from notes payable to banks......................                                                  2,333,880
  Proceeds from notes payable to stockholders...............                      34,750                      1,225,921
  Proceeds from notes payable to others.....................      116,250      1,835,576      1,688,560       5,858,587
  Repayments of notes payable to bank.......................                      (5,000)                    (2,070,000)
  Repayments of notes payable to stockholders...............                    (286,260)                      (822,992)
  Repayments of notes payable to others.....................   (1,129,086)    (1,932,618)      (614,145)     (5,904,103)
  Proceeds from patent assignment and leaseback.............                                                    500,000
  Proceeds from equipment assignment and leaseback..........                                                    305,000
  Principal payments under capital lease obligations........     (151,943)       (99,278)      (115,411)       (782,110)
  Proceeds from sale of debentures..........................                                                    640,000
  Proceeds from sale of preferred stock.....................    2,500,000      2,890,356                      8,436,502
  Proceeds from sales of common stock and exercise of
    unregistered warrants...................................      320,033        694,556         60,500       9,054,350
  Proceeds from exercise of stock options...................        3,750         97,000                        339,917
  Treasury stock acquired...................................                                                   (500,000)
  Proceeds from issuance of registered stock purchase
    warrants................................................                                                    100,000
  Proceeds from exercise of registered stock purchase
    warrants................................................                                                  2,801,018
                                                              -----------    -----------    -----------    ------------
        Net cash provided by financing activities...........    1,371,414      2,906,223      1,019,504      20,516,280
                                                              -----------    -----------    -----------    ------------
Net increase (decrease) in cash and cash equivalents........   (1,100,824)     1,174,436        (12,069)         82,789
Cash and cash equivalents at beginning of period............    1,183,613          9,177         21,246
                                                              -----------    -----------    -----------    ------------
Cash and cash equivalents at end of period..................  $    82,789    $ 1,183,613    $     9,177    $     82,789
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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     American BioMed, Inc. (the "Company") was incorporated on September 4, 1984, for the purpose of developing, manufacturing and marketing medical, surgical and diagnostic devices. The Company markets its products to health care providers that are high volume users of angioplasty, atherectomy and stent devices, to third-party distributors and to independent representatives that are both geographically located in, and sell in North and South America, Western Europe, the Middle East, the Far East and Southeast Asia. Domestic and foreign export sales comprise approximately 34.5% and 65.5%, respectively, of the Company's sales. The percentage of sales by geographic region is as follows:
34.5% in the United States, 16.9% in Italy, 15.7% in other European countries, 12.0% in South America, and 20.9% in other countries. The Company faces competition from primarily two other companies. The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to research and development, developing markets for its products and raising capital to support these efforts. The following is a summary of the Company's significant accounting policies.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cathlab Corporation and Freedom Machine, Inc., after elimination of all intercompany accounts and transactions. Effective September 30, 1996, the Company dissolved Freedom Machine, Inc. and all remaining assets were transferred to the Company. The Company operates in a single segment, which accounts for in excess of 90% of the Company's total revenues, loss and identifiable assets.

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

  Property and Equipment

     Property and equipment are recorded at cost. Maintenance and repairs that do not improve or extend the life of the assets are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations when incurred. Depreciation for property and equipment is calculated

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

using the straight-line method over the estimated useful lives of the assets (one to seven years) for financial reporting purposes and the modified accelerated cost recovery system for tax reporting purposes.

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

  Goodwill

     Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets at the date of acquisition and is being amortized using the straight-line method over ten years. The purchase price is allocated to assets and liabilities based upon their fair values. Amounts allocated to intangible assets are the same for financial and tax reporting purposes. The Company periodically compares the carrying value of its goodwill to the anticipated undiscounted future operating income from the businesses whose acquisition gave rise to the goodwill and for 1997 no impairment is indicated or expected.

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

  Other Assets

     Other assets consist of membership fees and long-term deposits.

     The Company has adopted Financial Accounting Standards Board ("FASB" ) Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires all entities, public and nonpublic that have issued securities which provide evidence of debt or ownership or a related right to adequately disclose within the financial statement, information regarding the Company's capital structure and is effective for financial statements issued for periods ending after December 15, 1997.

  Revenue Recognition

     Revenue is recognized when products are shipped.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Research and Development

     Research and development costs are expensed as incurred.

  Loss Per Share

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method. The effect of the computation is antidilutive due to continuing losses, therefore only basic earnings per share is presented.

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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Millennium Change

     The Company installed vendor upgrades for each of its computer-based applications that will accommodate the millennium change. The Company does not believe that the millennium change will have an adverse impact on its operations.

  Recent Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. It requires the items of other comprehensive income be classified by their nature and the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and application is to be adopted at the beginning of the fiscal year. The Company has not yet determined the impact that the adoption of SFAS 130 will have on its presentation of financial information.

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

2. INVENTORIES:

     Inventories consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Raw materials...............................................  $225,340    $178,762
Work in process.............................................   169,657     157,114
Finished Goods..............................................   253,960     126,221
                                                              --------    --------
                                                              $648,957    $462,097
                                                              ========    ========

3. PROPERTY AND EQUIPMENT, NET:

     Property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Furniture and fixtures......................................  $  72,887    $  51,133
Machinery and equipment.....................................    733,577      627,917
Leasehold improvements......................................     28,949       15,673
Equipment under capital lease agreements....................     24,243       24,243
                                                              ---------    ---------
                                                                859,656      718,966
Less accumulated depreciation and amortization..............   (691,665)    (637,651)
                                                              ---------    ---------
                                                              $ 167,991    $  81,315
                                                              =========    =========

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Included in accumulated depreciation and amortization at December 31, 1997 and 1996 is $23,865 and $22,195, respectively, of accumulated amortization on equipment acquired under capital lease agreements. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was approximately $54,000, $133,000 and $191,000, respectively.

4. GOODWILL

     In November 1995 the Company sold certain assets and the associated customer base of the catheter hole punch operations to a related party. Accordingly, the Company wrote off approximately $120,000 of goodwill associated with these assets.

5. DEFERRED REVENUE

     On August 26, 1994, the Company signed a Patent License, Research & Development Agreement with Wright Medical Technologies, Inc. (WMT) in which the Company licensed to WMT the world-wide manufacturing and distribution rights to the "spinal dissector". The Company received a $300,000 license fee and will receive 5% royalty from sales by WMT through the life of the patent. The Company granted to WMT a stock purchase warrant for 150,000 shares with an exercise price of $2.00. The warrant is exercisable through August 1999. The contract called for the Company to continue to develop the spinal dissector on behalf of WMT and granted the Company the first right of refusal for the manufacturing of the spinal dissector. The Company performed and received additional fees for development services of $2,400 during the year ended December 31, 1995. No development fees were included in revenues for the year ended December 31, 1997 and 1996. The $300,000 license fee is being amortized over five years, the life the Company uses to amortize patents. The unamortized balance of $100,000 and $160,000 is reflected as deferred revenue as of December 31, 1997 and 1996, respectively.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. NOTES PAYABLE AND LONG-TERM DEBT:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              --------    ----------
Notes payable to stockholders and others consisted of the
  following:
Uncollateralized promissory note to stockholder, bearing
  interest at 10%, payable quarterly with principal due on
  demand....................................................  $242,450    $  242,450
Note payable to an insurance company bearing interest at
  8.7% per year payable in monthly installments of $5,298
  including interest, maturing August 8, 1997...............        --        36,035
Note payable to an insurance company bearing interest at
  8.7% per year, payable in monthly installments of $5,298
  including interest, maturing August 8, 1998...............    41,035            --
Note payable to an insurance company bearing interest at
  7.75% per year payable in monthly installments of $4,213
  including interest, maturing January 1, 1998..............     4,186            --
Note payable to an insurance company payable in non-interest bearing quarterly installments of $5,733, maturing April
  9, 1998...................................................    10,319            --
Note payable to an insurance company payable in non-interest bearing quarterly installments of $1,493, maturing April
  14, 1998..................................................     2,986            --
Uncollateralized note payable to a company bearing interest
  at 12% per year, maturing January 27, 1997................        --     1,000,000
                                                              --------    ----------
                                                              $300,976    $1,278,485
                                                              ========    ==========
Long-term debt consisted of the following:
Note payable to a law firm bearing interest at 8.25% per
  year payable in monthly installments of $3,858 including
  interest, maturing August 1, 2000.........................  $113,549    $  148,876
Less current maturities.....................................   (41,694)      (38,404)
                                                              --------    ----------
                                                              $ 71,855    $  110,472
                                                              ========    ==========

     The Company has failed to make monthly payments to the law firm when due. Under the terms of the note agreement, the law firm can elect to impose an interest rate of 18%. The law firm has not made this election.

     Future maturities of notes payable and long term debt are as follows:

1998......................................................  $342,670
1999......................................................    41,927
2000......................................................    29,928
                                                            --------
                                                            $414,525
                                                            ========

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Accrued interest payable....................................  $208,007    $133,129
Accrued payroll and related taxes...........................   122,306     132,672
Accrued offering costs......................................   102,000     102,000
Other.......................................................   229,932     115,366
                                                              --------    --------
                                                              $662,245    $483,167
                                                              ========    ========

8. COMMITMENTS AND CONTINGENCIES:

  Lease Obligations

     The Company leases certain patents and equipment under agreements classified as capital leases. In addition, the Company leases its office space and other properties under noncancelable operating leases through November 2002. Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1997:

                                                              CAPITAL     OPERATING
                                                               LEASES      LEASES
                                                              --------    ---------
1998........................................................  $470,259    $146,906
1999........................................................                55,850
2000........................................................                27,026
2001........................................................                 5,640
2002........................................................                 3,488
                                                              --------    --------
Total minimum lease payments................................   470,259    $238,910
                                                                          ========
Amounts representing interest...............................   (53,358)
                                                              --------
Present value of future lease payments......................   416,901
Less current maturities.....................................  (416,901)
                                                              --------
                                                              $    -0-
                                                              ========

     Rental expense under operating leases for the years ended December 31, 1997, 1996 and 1995 and for the period from inception, September 4, 1984, to December 31, 1997 amounted to $151,705, $157,972, $243,881, and $1,282,835, respectively.

  Litigation

     On December 8, 1994, a vendor commenced a lawsuit against the Company regarding unpaid invoices in the amount of $124,759 plus attorney fees and accrued interest. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was due on or before October 31, 1995. The amount of $100,000 is included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996. The vendor sold the shares for less than the amount owing under the settlement agreement including applicable interest and legal fees. The balance of approximately $55,000 has been properly accrued in 1997.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In May 1997, a former officer and director of the Company filed a lawsuit alleging oppressive action toward a minority shareholder, breach of contract, wrongful termination and unpaid debts and advances. The Company is vigorously contesting this lawsuit. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement and the case is scheduled for trial in 1998. The Company is unable to make a meaningful analysis of possible or likely damages, if any.

     In August 1997, a former officer and director of the Company filed a lawsuit alleging breach of contract and is seeking specific performance and monetary damages. The Company is vigorously contesting this lawsuit. The Company has accrued $125,000 which is management's best estimate of the ultimate liability, if any. The resolution of this matter may have a material adverse impact on the Company's financial position, results of operations or cash flows.

     In September 1997, a former distributor filed a lawsuit alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. These options have been properly reserved, but have not been issued. Management believes the resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

9. FEDERAL INCOME TAXES:

     At December 31, 1997, the Company had net operating loss (NOL) and research and development (R&D) credit carryforwards available to offset future taxable income approximately as follows:

                    YEAR EXPIRES                         N O L        R & D
                    ------------                      -----------    --------
  2003..............................................  $    71,500
  2004..............................................       14,300
  2005..............................................      450,300    $  7,635
  2006..............................................    1,462,000      50,550
  2007..............................................    3,122,800     143,632
  2008..............................................    7,432,100     163,052
  2009..............................................    2,181,300      73,637
  2010..............................................      925,000      34,286
  2011..............................................    3,409,000      41,669
  2012..............................................    2,456,000      33,400
                                                      -----------    --------
                                                      $21,524,300    $547,861
                                                      ===========    ========

     Net operating loss carryforwards for financial reporting purposes and alternative minimum tax reporting purposes are approximately the same as those under the regular tax method. Special limitations exist under the tax law which may restrict the utilization of the regular tax and alternative minimum tax net operating loss carryforwards. The amount of this restriction, if any, has not been determined.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting For Income Taxes". Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The tax-effected components of deferred tax assets at December 31, 1997 and 1996, are as follows:

                                                               1996           1997
                                                            -----------    -----------
Total deferred tax assets
Net operating losses and other............................  $ 8,827,000    $ 7,995,000
Valuation allowance.......................................   (8,827,000)    (7,995,000)
                                                            -----------    -----------
                                                            $       -0-    $       -0-
                                                            ===========    ===========

     The Company has significant net operating loss carryforwards for which realization of tax benefits is uncertain and therefore all deferred tax assets have been fully reserved at December 31, 1997 and 1996, respectively. The change in the total valuation allowance for the year ended December 31, 1997 and 1996 was a net increase of approximately $832,000 and $1,159,000, respectively. Contributing primarily to this change were operating losses incurred during 1997.

10. RELATED PARTY TRANSACTIONS:

     For the period from inception, September 4, 1984, to December 31, 1997, the Company made payments for legal, engineering and consulting services and products and supplies provided by certain stockholders which amounted to $1,089,869. Of this amount, $7,797, $37,500, and $50,000 related to the years ended December 31, 1997, 1996 and 1995, respectively.

     On August 23, 1995 the Company sold its proprietary OmniCath(R) atherectomy EPO patent to Guerbet S.A., a stockholder of the Company, of Paris, France for $500,000 cash.

     Steven B. Rash entered into a three-year employment agreement with the Company, dated as of July 15, 1995 (the "Agreement"). Pursuant to the Agreement, Mr. Rash is employed as President and Chief Executive Officer of the Company. The Agreement provides for a salary of $135,000 per year with annual increases, plus bonuses of up to fifty percent, and options to purchase 600,000 shares of common stock at $0.50 per share. The options vest at varying times during the term of Mr. Rash's three-year employment agreement. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year, with a cash bonus of $30,000 to be paid should the Company's revenues exceed $2 million in 1997. Options to purchase an additional 900,000 shares of common stock at $.6875 per share were granted.

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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases which revised the schedule of lease payments and extended the maturity date to October 1, 1998.

     On February 18, 1996, the Company and Zanett Capital, Inc. ("Zanett"), a financial consulting firm, signed an agreement whereby Zanett agreed to help the Company raise capital pursuant to an offshore private placement of equity. Zanett's President and Chief Executive Officer is a member of the Company's Board of Directors. As a retainer for availability of services by Zanett, the Company agreed to grant Zanett warrants to purchase shares of common stock at a rate of 1 for every 10 issued at an exercise price of $0.50 per share, exercisable for five years from date of grant. Date of grant is the date of each closing. During 1996 through the efforts of Zanett, the Company sold 1,250,001 shares of common stock, 1,390 shares of Series A preferred and 1,500 shares of Series B preferred stock pursuant to Regulation S of the Securities Act of 1933, as amended. In connection with these placements, the Company issued warrants to purchase 811,310 shares of common stock to unrelated parties. In addition, a 10% placement fee of approximately $319,000 has been paid to Zanett or their designated representative.

     In September 1996, Zanett was issued a restricted exercise warrant to purchase 25,000 shares of common stock at $.9375 in connection with the placement of bridge financing.

     The Company does not have a policy against employing relatives. During the years ended December 31, 1997, 1996 and 1995, the Company paid salaries and wages to relatives of officers of the Company amounting to $7,797, $22,692, and $51,600, respectively.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     During 1997 1,000 shares of Series B Preferred and 13 shares of Series C Preferred were converted into 3,112,780 and 768,322 shares of common stock, respectively.

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

  Loss per share

     Basic loss per share and diluted loss per share for the years ended December 31, 1997, 1996 and 1995 are the same due to the antidilutive effect the conversion of warrants and options have on loss per share.

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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In June 1994, the Company issued warrants to purchase 282,634 shares of common stock at prices ranging from $1.00 per share to $3.60 per share. These warrants were issued as a result of transactions during 1993 in connection with various bridge loans and are exercisable for five years. Warrants for 8,333 shares and 105,665 shares were exercised during 1997 and 1996, respectively. One warrant was underexercised by one share in 1996 which is thereby forfeited.

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

     During February through April 1995, in connection with a bridge loan, the Company issued warrants to purchase 1,374,250 shares of common stock at $.40 per share. The warrants are exercisable for two years and were registered on an S-3 Registration Statement effective August 23, 1996. In 1997 and 1996, respectively, 754,250 shares and 620,000 shares, have been issued in connection with the exercise of these warrants.

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

     In connection with the early exercise of warrants issued for bridge loans, the Company issued warrants to purchase 132,000 shares at $.25 per share in September 1995. Warrants for 40,000 shares were exercised in 1997 and in 1996, respectively. The remaining warrant for 12,000 shares expired September 1997.

     Warrants to purchase 20,000 shares of common stock at an exercise price of $.50 per share were issued in connection with the settlement of litigation in September 1995, exercisable for two years. The warrant expired in 1997.

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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Cumulative shares issuable under warrants and their expiration dates as of December 31, 1997 are as follows:

                                                      EXPIRATION    NUMBER OF    EXERCISE
                     GRANT DATE                          DATE        SHARES       PRICE
                     ----------                       ----------    ---------    --------
January 1993........................................     1998          75,000    $  7.50
June - October 1993.................................     1998         329,064    $  1.00
July 1993...........................................     1998         288,203    $  6.65
October 1993........................................     1998         848,002    $  2.16
October 1993........................................     1998         135,571    $  3.60
October 1993........................................     1998          45,000    $  2.50
January - February 1994 ............................     1999         224,139    $  1.35
March 1994..........................................     1999         150,000    $  1.50
March - June 1994...................................     1999          70,000    $  1.00
August 1994.........................................     1999         150,000    $  2.00
October 1994........................................     1999         100,000    $  2.50
June 1995...........................................     2000         100,000    $0.1875
June 1995...........................................     2000         100,000    $  0.50
February 1996.......................................     2001         704,167    $  0.50
September 1996......................................     2001         275,000    $0.9375
November 1996.......................................     2001       1,209,677    $  1.40
November 1996.......................................     2001         107,143    $  1.40
December 1996.......................................     2001          25,000    $  1.50
                                                                    ---------
                                                                    4,935,966
                                                                    =========

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. STOCK OPTIONS:

     At December 31, 1997, the Company had two stock-based compensation plans which are described below. Additionally, the Company has issued options that are not part of these plans to various employees and consultants (the "Other Plan"). The Company applies APB Opinion 25 and related interpretations in accounting for options issued to employees and directors. Options issued to consultants and other non-employees are recorded at fair market value. The compensation cost that has been charged against income for its stock option plans was approximately $122,781, $238,000 and $98,000 for 1997, 1996 and 1995,
respectively. Had compensation cost for the Company's two stock-based compensation plans and Other Plan been determined consistent with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                    YEAR                         1997           1996           1995
                    ----                      -----------    -----------    -----------
Net loss
  As reported...............................  $(2,774,203)   $(2,625,116)   $(1,404,384)
  Pro forma.................................  $(3,172,810)   $ 3,052,824    $(1,866,595)
Net loss available to common shareholders
  As reported...............................  $(2,774,203)   $(3,808,529)    (1,404,384)
  Pro forma.................................  $(3,172,810)   $(4,236,237)    (1,866,595)
Net loss per common share
  As reported...............................  $      (.18)   $      (.34)   $      (.15)
  Pro forma.................................  $      (.20)   $      (.37)   $      (.20)

     The Company's fixed option plans include the 1996 Incentive Stock Option Plan (the "1996 Plan"), the 1994 Stock Option Plan (the "1994 Plan") and the Other Plan. Effective June 30, 1997 the Board terminated the 1990 and the 1992 Stock Option Plans. There were no outstanding options at the time of termination. Options under the plans, except the Other Plan, generally vest 20% per year over five years after one year of service and have a maximum term of ten years. Options under the Other Plan vest over various periods ranging from immediate to three years.

     The 1996 Plan provides for the grant of (i) stock options, including incentive stock options and non-qualified stock options, (ii) shares of restricted stock, (iii) performance awards payable in cash or common stock, (iv) shares of phantom stock, (v) stock bonuses, and (vi) cash bonuses (collectively, the "Incentive Awards"). As of December 31, 1997, 78,000 shares of common stock and options to purchase 330,000 shares have been granted to consultants and options to purchase 905,000 shares have been granted to employees. The number of shares of common stock subject to the 1996 Plan is 1,500,000 and is effective October 10, 1996 as approved by the stockholders at the annual meeting held November 22, 1996. The 1996 Plan will terminate October 10, 2006 unless earlier terminated by the Company.

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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with a consulting agreement, the Company issued options to purchase 100,000 shares at $.001 per share and 300,000 shares at $.56 per share to a medical consultant in December 1995, exercisable for ten years. The options are exercisable through 2005.

     In connection with their employment in 1996, the Company granted hiring options to three employees for a total of 115,000 at exercise prices ranging from $.50 to 1.25 which equaled fair market value at the time of issuance. During 1997 options to purchase 30,000 shares were forfeited due to termination of employment and failure to exercise within the required time frame. The options are exercisable for five years.

     In connection with settlement agreements, the Company granted options to purchase 225,000 shares of common stock to Lawrence M. Hoffman and 150,000 shares of common stock to a former officer at an exercise price of $.6875. The options are exercisable through 1999 and 1998, respectively.

     In connection with a consulting agreement, the Company issued options to purchase 60,000 shares of stock at $1.00 exercisable for two years.

     The Company granted options to purchase common stock totaling 93,000 shares as a retainer to each of its four directors and for attendance at the Board of Directors meetings during 1997. The options are exercisable for five years at an exercise price ranging from $0.46875 o $1.3125 which equaled fair market value at the time of issuance.

     In connection with his employment agreement in December 1997 as Vice President, Sales and Marketing, the Company granted Marshall Kerr options to purchase 100,000 shares at $.50 and 200,000 shares at $0.42 vesting at various times during his two-year contract and expiring December 2000.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's stock options granted to employees as of December 31, 1997, December 31, 1996 and December 31, 1995 and the changes during the year ended on these dates is presented below:

                                                 EMPLOYEE STOCK OPTIONS
                        ------------------------------------------------------------------------
                                 1997                     1996                     1995
                        ----------------------   ----------------------   ----------------------
                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                        # SHARES OF   AVERAGE    # SHARES OF   AVERAGE    # SHARES OF   AVERAGE
                        UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING    EXERCISE
                          OPTIONS      PRICES      OPTIONS      PRICES      OPTIONS      PRICES
                        -----------   --------   -----------   --------   -----------   --------
Outstanding at
  beginning of the
  year................   1,165,476     $0.98      2,872,194     $0.78      2,354,984     $0.88
Granted
  at-a-discount.......     381,000     $1.67         15,000     $0.67        663,110     $0.42
Granted-at-the-money...    912,000     $0.52              0       n/a        500,000     $0.36
Granted-at-a-premium...      5,000     $0.96        110,000     $0.55              0       n/a
Total options
  granted.............   1,298,000     $0.65        125,000     $0.93      1,163,110     $0.48
Exercised.............      20,000     $0.19        101,000     $1.00              0       n/a
Forfeited.............      31,200     $1.04      1,410,618     $0.21        145,900     $1.00
Expired...............     412,276     $1.69        320,100     $2.53        500,000     $0.50
Outstanding at end of
  year................   2,000,000     $0.63      1,165,476     $0.98      2,872,194     $0.78
Exercisable at end of
  year................     389,180     $0.69        645,476     $1.31      1,983,312     $0.63
Weighted-average FV of
  options granted
  at-a-discount.......          $0.55                    $0.66                    $0.42
Weighted-average FV of
  options granted
  at-the-money........          $0.52                     n/a                     $0.36
Weighted-average FV of
  options granted
  at-a-premium........          $0.96                    $0.55                     n/a
Weighted-average FV of
  all options
  granted.............          $0.52                    $0.57                    $0.39

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                      ASSUMPTION                         1997      1996       1995
                      ----------                        ------    -------    -------
Expected Term.........................................    4.82       3.18       3.45
Expected Dividend Yield...............................    0.00%      0.00%      0.00%
Expected Volatility...................................   95.00%    109.48%    109.48%
Risk-Free Interest Rate...............................    6.29%      6.01%      5.88%

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about employee stock options outstanding at December 31, 1997:

                                    OPTIONS OUTSTANDING
                        --------------------------------------------
                                                          WEIGHTED           OPTIONS EXERCISABLE
                                                           AVERAGE      -----------------------------
                          NUMBER          WEIGHTED        REMAINING       NUMBER          WEIGHTED
       RANGE OF         OUTSTANDING       AVERAGE        CONTRACTUAL    EXERCISABLE       AVERAGE
   EXERCISE PRICES      AT 12/31/97    EXERCISE PRICE       LIFE        AT 12/31/97    EXERCISE PRICE
   ---------------      -----------    --------------    -----------    -----------    --------------
$0.42 to $0.99........   1,850,000         $0.58            7.79          291,980          $0.51
$1.00 to $2.99........     145,000         $1.04            3.79           93,200          $1.06
$3.00 to $5.00........       5,000         $5.00            5.20            4,000          $5.00
                         ---------         -----            ----          -------          -----
$0.42 to $5.00........   2,000,000         $0.63            7.49          389,180          $0.69

                          NON-EMPLOYEES STOCK OPTIONS

     A summary of the status of the Company's stock options granted to non-employees as of December 31, 1997, December 31, 1996, and December 31, 1995 and the changes during the year ended on these dates is presented below:

                          STOCK OPTIONS -- CONSULTANTS

                                            1997                     1996                     1995
                                   ----------------------   ----------------------   ----------------------
                                                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                   # SHARES OF   AVERAGE    # SHARES OF   AVERAGE    # SHARES OF   AVERAGE
                                   UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING    EXERCISE
                                     OPTIONS      PRICES      OPTIONS      PRICES      OPTIONS      PRICES
                                   -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of the
  year...........................   1,572,500     $1.70      1,790,167     $1.03        957,667     $1.60
  Granted at-a-discount..........      60,000     $1.00        435,000     $0.73        537,500     $0.33
  Granted at-the-money...........           0       n/a              0       n/a          5,000     $0.25
  Granted at-a-premium...........     270,000     $1.00              0       n/a        300,000     $0.56
Total options granted............     330,000     $1.00        435,000     $0.73        842,500     $0.41
Exercised........................           0       n/a         96,000     $1.00              0       n/a
Forfeited........................           0       n/a              0       n/a              0       n/a
Expired..........................           0       n/a        556,667     $1.70         10,000     $4.00
Outstanding at end of year.......   1,902,500     $0.76      1,572,500     $1.70      1,790,167     $1.03
Exercisable at end of year.......   1,722,500     $0.73      1,422,500     $0.72      1,490,167     $1.12
Weighted-average FV of options
  granted at-a-discount..........          $0.81                    $0.67                    $0.29
Weighted-average FV of options
  granted at-the-money...........           n/a                      n/a                     $0.16
Weighted-average FV of options
  granted at-a-premium...........          $0.34                     n/a                     $0.35
Weighted-average FV of all
  options granted................          $0.42                    $0.67                    $0.31

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about non-employees stock options outstanding at December 31, 1997:

                                       OPTIONS OUTSTANDING
                            ------------------------------------------
                                                            WEIGHTED         OPTIONS EXERCISABLE
                                                             AVERAGE     ----------------------------
                              NUMBER         WEIGHTED       REMAINING      NUMBER         WEIGHTED
                            OUTSTANDING      AVERAGE       CONTRACTUAL   EXERCISABLE      AVERAGE
 RANGE OF EXERCISE PRICES   AT 12/31/97   EXERCISE PRICE      LIFE       AT 12/31/97   EXERCISE PRICE
 ------------------------   -----------   --------------   -----------   -----------   --------------
$0.01 to $0.99............   1,212,500        $0.50            3.89       1,212,500      $    0.50
$1.00 to $3.00............     690,000        $1.22            5.30         510,000      $    1.29
                             ---------        -----            ----       ---------      ---------
$0.01 to $3.00............   1,902,500        $0.76            4.40       1,722,500      $    0.73

     The fair value of each non-employee stock option granted is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions:

                        ASSUMPTION                          1997      1996      1995
                        ----------                          -----    ------    ------
Expected Term.............................................   5.00      1.26      3.69
Expected Dividend Yield...................................   0.00%     0.00%     0.00%
Expected Volatility.......................................  95.00%   109.48%   109.48%
Risk-Free Interest Rate...................................   6.15%     5.61%     6.10%

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. SUPPLEMENTAL INFORMATION FOR CONSOLIDATED STATEMENT OF CASH FLOWS:

                                                                                            INCEPTION
                                               YEAR            YEAR            YEAR        SEPTEMBER 4,
                                              ENDED           ENDED           ENDED          1984, TO
                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                               1997            1996            1995            1997
                                           ------------    ------------    ------------    ------------
Interest Paid............................    $108,660       $  392,580       $178,156       $1,255,538
Noncash investing and financing
  activities:
  Equipment acquired through capital
     lease Agreements....................                                                      266,539
  Equipment and leasehold improvements
     Acquired through notes payable......                                                       35,775
Conversion of accrued interest payable to
  Principal on notes payable to
  Stockholders...........................                                      26,800          105,170
Conversion of Series A and Series B
  Preferred stock to common stock........                                                          444
Conversion of 1996 Series B and Series C
  Preferred stock to common stock........   1,260,000                                        1,260,000
Conversion of debentures to common
  stock..................................                                                      640,000
Deferred offering costs incurred in prior
  year charged against offering
  proceeds...............................                                                       41,000
Issuance of common stock in connection
  with Purchase of assets of VMS, Inc....                                                      124,999
Issuance of common stock in connection
  with Purchase of assets of Superstat,
  Inc....................................                                                       81,819
Conversion of notes payable to common
  Stock..................................                      488,671                         538,671
Common stock and warrants issued in lieu
  of Interest............................                       58,139                       1,387,300
Patent assignment and leaseback..........                                                      500,000
Issuance of common stock in connection
  with Therex settlement.................                                                           77
Transfer of note receivable from
  officer................................                                                       25,000
Write-up of property and equipment on
  Cathlab due to sale and leaseback
  Agreement..............................                                                      221,616
Issuance of common stock and warrants for
  Services...............................      28,280          367,500         56,412        1,035,707
Issuance of common stock for certain
  Liabilities............................     178,114        1,546,509                       1,724,623

15. SALES INFORMATION:

     During the year ended December 31, 1997 sales to one customer represented 16.9% of the Company's total net sales. The remainder of net sales to any one customer were less than 10%. Sales to three customers during the year ended December 31, 1996 represented 18.7%, 18.2% and 12.9% of net sales while sales to three customers during 1995 represented 24.8%, 20.2% and 19.4% of net sales. The loss of any of these major accounts would be material to the Company's overall results of operations, financial position and cash flows.

     Foreign export net sales for 1997, 1996 and 1995 were approximately 62%, 55% and 81%, respectively.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

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

17. SUBSEQUENT EVENT:

     From January 26 through March 16, 1998 the Company issued 920,696 shares of common stock through private placements to accredited investors. The share price ranges from $0.34-$0.43 for a total of $331,000.

18. OPERATIONS:

     The Company has incurred recurring operating losses and negative cash flow. In order to continue as a going concern, the Company must raise additional capital and ultimately achieve profitable operations. Though still a developmental stage company engaged in the development, manufacture and marketing of medical devices, the Company has ten products presently available to market and has comprehensive business strategy which it believes will enable it to capitalize on its technologies and developing trends in the healthcare industry. Management believes it will be able to raise the capital necessary to fund the commercialization of its existing technologies and current working capital for the foreseeable future by "unbundling" its core technologies and identifying a strategic partner for each technology and product in a specific international market.

     The Company's strategic plan consists of focusing on increased market penetration of its ten existing FDA-approved products, continuing to revamp its distribution network, continuing to focus on the commercialization of its core technologies by pursuing US and international regulatory approval, aggressively pursuing the sale of ancillary technology to meet future cash requirements and to validate the proprietary nature of its technologies and continuation of efforts to identify and pursue strategic alliances.

     Management believes that the Company is now positioned to capitalize on its silicone manufacturing expertise and patented minimally invasive technologies. Since receiving ISO 9001 certification in January 1998, the Company has received unsolicited requests to manufacture unique devices to the specifications of third parties, indicating growth potential in the OEM market. One OEM contract for 100,000 units per year is currently in force and another incorporating the manufacture of nine separate product lines is being negotiated.

     In addition, during 1997, management has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements and projects. An integral part of this on-going strategy is to aggressively pursue the sale of all ancillary technology which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products. Although there can be no assurances, the Company does not foresee any risks associated with these initiatives.

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

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
March 31, 1998

                                                                     SCHEDULE II

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

          COLUMN A             COLUMN B       COLUMN C       COLUMN D      COLUMN E       COLUMN F
                                                    ADDITIONS
                                            --------------------------
                                                               (2)
                              BALANCE AT        (1)         CHARGED TO
                              BEGINNING      CHARGED TO       OTHER                      BALANCE AT
                                  OF           COSTS        ACCOUNTS-     DEDUCTIONS-      END OF
        DESCRIPTION             PERIOD      AND EXPENSES     DESCRIBE      DESCRIBE        PERIOD
        -----------           ----------    ------------    ----------    -----------    ----------
DECEMBER 31, 1995
  Allowance for doubtful
     accounts...............  $  17,588      $   51,919                     $24,027(1)   $   45,480
  Allowance for deferred tax
     assets.................  6,522,000         314,000                                   6,836,000
DECEMBER 31, 1996
  Allowance for doubtful
     accounts...............     45,480          13,238                       1,218(1)       57,500
  Allowance for deferred tax
     assets.................  6,836,000       1,159,000                                   7,995,000
DECEMBER 31, 1997
  Allowance for doubtful
     accounts...............     57,500          68,721                      69,054(1)       57,167
  Allowance for deferred tax
     assets.................  7,995,000         832,000                                   8,827,000

---------------

(1) Write-off of bad debts.

                                   SIGNATURES

     Pursuant to the Requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, State of Texas, on the 31st day of March, 1998.

                                            AMERICAN BIOMED, INC.

                                            By:     /s/ STEVEN B. RASH
                                              ----------------------------------
                                                        Steven B. Rash
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                 /s/ STEVEN B. RASH                    Chairman of the Board,           March 31, 1998
-----------------------------------------------------  President and Chief Executive
                   Steven B. Rash                      Officer

               /s/ COLENE BLANKINSHIP                  Controller (Principal            March 31, 1998
-----------------------------------------------------  Financial and Accounting
                 Colene Blankinship                    Officer)

               /s/ LAWRENCE M. HOFFMAN                 Director                         March 25, 1998
-----------------------------------------------------
                 Lawrence M. Hoffman

                                                       Director                         March   , 1998
-----------------------------------------------------
                   Richard Serbin

                /s/ CLAUDIO GUAZZONI                   Director                         March 30, 1998
-----------------------------------------------------
                  Claudio Guazzoni

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1            -- Agreement and Plan of Merger among American BioMed, Inc.,
                            ABI Acquisition, Inc. and Cathlab Corporation dated March
                            30, 1992(3)
          3.1            -- Certificate of Incorporation(1)
          3.2            -- By-laws(1)
          3.3            -- Certificate of Designations, Preferences and Rights of
                            1996 Series A Convertible Preferred Stock(5)
          3.4            -- Certificate of Designations, Preferences and Rights of
                            1996 Series B Convertible Preferred Stock(5)
          3.5            -- Certificate of Designations, Preferences and Rights of
                            1997 Series C Convertible Preferred Stock
          4.2            -- Specimen Common Stock Certificate(1)
         10.17           -- Summers Note, dated September 1990, between the Company and David P. Summers, as amended(1)
         10.28           -- 1992 Stock Option Plan of the Company and forms of
                            incentive stock option agreement and non-qualified stock
                            option agreement(2)
         10.57           -- Patent License, Research & Development Agreement between
                            Wright Medical Technology, Inc. and American BioMed,
                            Inc.(2)
         10.69           -- Stipulation of Settlement, Scott Printing Corporation v.
                            American BioMed, Inc.(4)
         10.70           -- Employment contract with Steven B. Rash(4)
         10.71           -- Purchase of Technology Agreement, Guerbet, S.A.(4)
         10.80           -- 1996 Incentive Stock Option Plan(6)
         10.81           -- Aberlyn Schedule No. 3 to Master Lease Agreement No.
                            0001E and Patent Schedule No. 2 to Patent Assignment and
                            License Agreement No. 0001P, effective June 1, 1996(7)
         10.82           -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the
                            issuance and sale of Common Stock and 200 shares of the
                            1996 Series A Convertible Preferred Stock(8)
         10.83           -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the
                            issuance and sale of 1,190 shares of the 1996 Series A
                            Convertible Preferred Stock(8)
         10.84           -- Form of Registration Rights Agreement, dated February 20,
                            1996, between the Company and holders of the 1996 Series
                            A Convertible Preferred Stock(8)
         10.85           -- Securities Purchase Agreement, dated November 7, 1996,
                            between the Company and certain investors relating to the
                            issuance and sale of the 1996 Series B Convertible
                            Preferred Stock(8)
         10.86           -- Form of Registration Rights Agreement, dated November 7,
                            1996, between the Company and holders of the 1996 Series
                            B Convertible Preferred Stock(8)
         10.87           -- Securities Purchase Agreement, dated March 21, 1997,
                            between the Company and certain investors relating to the
                            issuance and sale of the 1997 Series C Convertible
                            Preferred Stock(8)
         10.88           -- Registration Rights Agreement, dated March 21, 1997,
                            between the Company and holders of the 1997 Series C
                            Convertible Preferred Stock(8)
         10.89           -- Lease Agreement dated June 19, 1997 between the Company and Woodlands Office Equities -- '95 Limited
         10.90           -- Modification Agreement -- Patent Schedule No. 002 between
                            Aberlyn Capital Management Co., Inc. and the Company

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.91           -- Modification Agreement -- Lease Schedule No. 003 between
                            Aberlyn Capital Management Co., Inc. and the Company
         10.92           -- Employment agreement with Marshall Kerr
         11.1            -- Computation of (Loss) per Common Share
         21.1            -- Subsidiaries of the Registrant(7)
         23.1            -- Consent of Coopers & Lybrand L.L.P.
         27              -- Financial Data Schedule

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(6) Incorporated by reference to the Company's Proxy Statement for the November 22, 1996 Annual Meeting.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1996.