Form 10-Q
period 1998-03-31
AMERICAN BIOMED INC
filed 1998-05-15
CIK 867572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934

                  For the quarterly period ended March 31, 1998


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

The total number of shares outstanding of common stock, $.001 par value as of May 7, 1998 is 26,295,500.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                  March 31,         December 31,
                                           ASSETS                                                    1998               1997
                                                                                                -------------       ------------
                                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents .............................................................       $    100,352        $     82,789
  Accounts receivable, trade, net of Allowance for doubtful accounts of
    $57,167 for March 31, 1998 and December 31, 1997.... ................................             91,696             158,724
  Accounts receivable, other ............................................................             28,786              13,716
  Inventories ...........................................................................            648,557             648,957
  Other current assets ..................................................................            112,716             144,713
                                                                                                ------------        ------------
         Total current assets ...........................................................            982,107           1,048,899
Property and equipment, net .............................................................            165,337             167,991
Patents, net of accumulated amortization of $929,439 and $920,330 on March 31, 1998
  and December 31, 1997, respectively ...................................................            153,582             158,695
Goodwill, net of accumulated amortization of $728,246 and $697,475 on March 31, 1998
  and December 31, 1997, respectively ...................................................            502,590             533,361
Other assets ............................................................................             35,439              36,110
                                                                                                ------------        ------------
         Total assets ...................................................................       $  1,839,055        $  1,945,056
                                                                                                ============        ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable to stockholders and others ..............................................       $    272,961        $    300,976
  Current maturities of long-term debt ..................................................             42,560              41,694
  Current maturities of capital lease obligations .......................................            421,626             416,901
  Accounts payable ......................................................................            398,260             254,234
  Accrued liabilities ...................................................................            664,372             662,245
                                                                                                ------------        ------------
         Total current liabilities ......................................................          1,799,779           1,676,050
Long-term debt, net of current maturities ...............................................             61,694              71,855
Capital lease obligations, net of current maturities ....................................              3,795                --
Deferred revenue ........................................................................             85,000             100,000
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
  Series A: Convertible preferred stock, 1,390 shares authorized, 1,290 and 1,390 shares issued and outstanding at March 31, 1998 and December 31, 1997, $1,000 per share or
    $1,290,000 and $1,390,000 aggregate liquidation preference, respectively.............                  1                   1
  Series B: Convertible preferred stock, 2,500 shares authorized, 300 and 500 shares issued and outstanding at March 31, 1998 and December 31, 1997, $1,000 per share or
    $300,000 and $500,000 aggregate liquidation preference, respectively, plus an
    additional 10% per year from the date of issuance ...................................                  1                   1
  Series C: Convertible preferred stock, 125 shares authorized, 83 and 112 shares issued and outstanding at March 31, 1998 and December 31, 1997, respectively, $20,000 per share or $1,660,000 and $2,240,000 aggregate liquidation preference,
    respectively, plus an additional 7% per year from the date of issuance...............               --                  --
Common stock, $.001 par value, 50,000,000 shares authorized, 22,376,889 and 18,457,426 shares issued at March 31, 1998 and December 31, 1997, respectively, of which 68,323
  shares are held in treasury ...........................................................             22,377              18,457
Additional paid-in capital ..............................................................         27,826,067          27,479,517
Deficit accumulated during the Development stage ........................................        (27,708,059)        (27,149,225)
Less treasury stock at cost, 68,323 shares ..............................................           (251,600)           (251,600)
                                                                                                ------------        ------------
         Total stockholders' equity (deficit)............................................           (111,213)             97,151
                                                                                                ------------        ------------
         Total liabilities and stockholders' equity (deficit)............................       $  1,839,055        $  1,945,056
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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                              Inception,
                                                            Three Months Ended            September 4, 1984,
                                                                 March 31,                        To
                                                          1998              1997            March 31, 1998
                                                     --------------------------------       --------------
Revenues, net                                        $    162,085        $    117,346        $  4,022,205
Cost of Sales                                            (152,619)           (124,734)         (3,867,885)
                                                     ------------        ------------        ------------
  Gross profit (loss)                                       9,466              (7,388)            154,320
                                                     ------------        ------------        ------------
Operating expenses:
  Selling, general and administrative                    (483,820)           (468,050)        (18,016,450)
  Research and development                                (91,309)           (146,287)         (7,989,351)
  Distributor settlement                                                                       (1,080,915)
                                                     ------------        ------------        ------------
                                                         (575,129)           (614,337)        (27,086,716)
                                                     ------------        ------------        ------------

     Loss from operations                                (565,663)           (621,725)        (26,932,396)
                                                     ------------        ------------        ------------

Other income (expense):
  Interest income                                             595               5,041             154,529
  Interest expense                                        (32,288)            (42,609)         (2,911,264)
  Other income                                             38,522              15,000           1,981,072
                                                     ------------        ------------        ------------

     Other income (expense), net                            6,829             (22,568)           (775,663)
                                                     ------------        ------------        ------------

 Net loss                                                (558,834)           (644,293)        (27,708,059)

 Less preferred stock dividends                                                                (1,183,413)
                                                     ------------        ------------        ------------

 Net loss attributable to common shareholders        $   (558,834)       $   (644,293)       $(28,891,472)
                                                     ============        ============        ============

 Net loss per common share                           $       (.03)       $       (.05)
                                                     ============        ============

 Weighted average number of common shares
     outstanding                                       19,436,936          13,986,312
                                                     ============        ============


    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                Inception,
                                                                                Three Months Ended          September 4, 1984,
                                                                                     March 31,                      To
                                                                              1998              1997          March 31, 1998
                                                                         -------------------------------    ------------------
Net cash used by operating activities                                    $  (307,030)       $  (419,759)       $(19,928,341)

Cash flows from investing activities:
   Capital expenditures                                                      (16,623)           (10,080)           (594,055)
   Investment in patents                                                      (3,995)           (10,902)           (485,339)
   Other investing activities                                                 26,000                                272,596
                                                                         -----------        -----------        ------------

     Net cash used by investing activities                                     5,382            (20,982)           (806,798)
                                                                         -----------        -----------        ------------

Cash flows from financing activities:
   Proceeds from notes payable to banks                                                                           2,333,880
   Proceeds from notes payable to stockholders                                                                    1,225,921
   Proceeds from notes payable to others                                                                          5,858,587
   Repayments of notes payable to banks                                                                          (2,070,000)
   Repayments of notes payable to stockholders                                                                     (822,992)
   Repayments of notes payable to others                                     (37,310)        (1,015,835)         (5,941,413)
   Proceeds of capital lease obligations                                       8,521                                  8,521
   Principal payments under capital lease obligations                                           (24,770)           (782,110)
   Proceeds from patent assignment and leaseback                                                                    500,000
   Proceeds from equipment assignment and leaseback                                                                 305,000
   Proceeds from sale of  debentures                                                                                640,000
   Proceeds from sale of preferred stock                                                      2,500,000           8,436,502
   Proceeds from sale of common stock and exercise of
         unregistered warrants                                               348,000            310,034           9,402,350
   Proceeds from exercise of stock options                                                                          339,917
   Proceeds from issuance of registered stock purchase warrants                                                     100,000
   Proceeds from exercise of registered stock purchase warrants                                                   2,801,018
   Treasury stock acquired                                                                                         (500,000)
   Offering costs                                                                              (287,590)           (940,243)
   Other financing activities                                                                                       (59,447)
                                                                         -----------        -----------        ------------
     Net cash provided by financing activities                               319,211          1,481,839          20,835,491
                                                                         -----------        -----------        ------------

Net increase in cash and cash equivalents                                     17,563          1,041,098             100,352
Cash and cash equivalents at beginning of period                              82,789          1,183,613
                                                                         -----------        -----------        ------------

Cash and cash equivalents at end of period                               $   100,352        $ 2,224,711        $    100,352
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

    These unaudited consolidated condensed financial statements should be read in connection with the financial statements for the year ended December 31, 1997 included in the Company's Annual Report filed on Form 10-K. Results for the first quarter are not necessarily indicative of year-end results.


2.   CAPITAL STOCK

     During the first quarter of 1998, the Company issued 970,696 shares of common stock through private placements and warrants to purchase 317,000 shares of common stock with an exercise price ranging from $0.34 - $0.69 exercisable for two years to accredited investors for $348,000. An additional 34,000 shares were issued in payment of debt. During the first quarter of 1998, 100 shares of Series A convertible preferred stock, 200 shares of Series B convertible preferred stock and 29 shares of Series C convertible preferred stock were converted into 416,666 shares, 745,349 and 1,752,752 shares respectively.

     In connection with the restructuring of lease obligations due Aberlyn Capital Management Limited Partnership, on February 10, 1998 the Company issued warrants to purchase 125,000 shares of common stock at a purchase price of $0.44, exercisable for five years.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

3.  SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS


                                                                                          Inception,
                                                            Three Months Ended        September 4, 1984,
                                                                 March 31,                     To
                                                          1998              1997        March 31, 1998
                                                     -----------------------------      --------------
Interest Paid                                        $  63,862           $ 38,180       $ 1,319,400
Noncash investing and financing activities:
Equipment acquired through capital lease
  agreements                                                                                266,539
Equipment and leasehold improvements
  acquired through notes payable                                                             35,775
Conversion of accrued interest
  payable to principal on notes payable to
  stockholders                                                                              105,170
Conversion of Series A and Series B
  preferred stock to common stock                                                               444
Conversion of 1996 Series A and B and 1997
  Series C preferred stock to common stock             880,000                            2,140,000
Conversion of debentures to common stock                                                    640,000
Deferred offering costs incurred in prior
  year charged against offering proceeds                                                     41,000
Issuance of common stock in connection
  with purchase of assets of VMS, Inc.                                                      124,999
Issuance of common stock in connection
  with purchase of assets of Superstat, Inc.                                                 81,819
Conversion of notes payable to common stock                                                 538,671
Common stock and warrants issued in lieu of
  interest expense                                                                        1,387,300
Patent assignment and leaseback                                                             500,000
Issuance of common stock in connection with
  Therex settlement                                                                              77
Transfer of note receivable from officer                                                     25,000
Writeup of property and equipment on Cathlab
  due to sale and leaseback agreement                                                       221,616
Issuance of common stock and warrants
  for services                                                                            1,035,707
Issuance of common stock for certain liabilities        17,304           48,236           1,741,927

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)


4.  INVENTORIES

           Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

           Inventories consisted of the following:


                                                 March 31,     December 31,
                                                    1998           1997
                                                ----------      ----------
          Raw materials..................       $  226,635      $  225,340
          Work in process................          233,757         169,657
          Finished goods.................          188,165         253,960
                                                ----------      ----------
                                                $  648,557      $  648,957
                                                ==========      ==========


5.  COMMITMENTS AND CONTINGENCIES

          On December 8, 1994, a vendor commenced a lawsuit against the Company regarding unpaid invoices. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement Agreement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996. The vendor sold the shares for less than the amount owing under the settlement agreement including applicable interest and legal fees. In February 1998, the Company reached an agreement with the vendor for the final resolution on the additional balance due.

          In May 1997, a former officer and director of the Company filed a lawsuit alleging oppressive action toward a minority shareholder, breach of contract, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement and the case is scheduled for trial in 1998. The financial statements properly account for notes payable to the plaintiff in the amount of $242,450, related accrued interest and accrued salary. The Company is vigorously contesting this lawsuit and is pursuing counterclaims against the plaintiff; however, an adverse resolution of this matter may have a material adverse impact on the Company's financial position, results of operations, and cash flows.

          In August 1997, a former officer and director of the Company filed a lawsuit alleging breach of contract and is seeking specific performance and monetary damages. The Company is vigorously contesting this lawsuit. The Company has accrued $125,000, which is management's best estimate of the ultimate liability, if any. The resolution of this matter may have a material adverse impact on the Company's financial position, results of operations and cash flows.

          In September 1997, a former distributor filed a lawsuit alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. On May 1,1998 the Company reached an agreement to settle this lawsuit with the issuance of options to purchase 225,000 shares for an exercise price of $0.40, exercisable for six months.

          The Company is occasionally a party to litigation (other than that specifically noted) arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accrual for probable liabilities for the eventual disposition of these matters. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through March 31, 1998, the Company had an accumulated deficit of $27,708,059. During the first quarter 1998 the Company focused on CE Mark certification, product development and continuing the addition of North American distributors to achieve full sales coverage for North America for the first time in the Company's existence.

         During the three months ended March 31, 1998, the Company's sales increased 38.1% to $162,085 compared with sales of $117,346 for the same period in 1997. Foreign export net sales decreased 5.4% to $78,232 from $82,674 while domestic net sales increased 175.3% to $53,333 from $19,372. Revenues for other services and projects increased to $30,520 from $15,300 or 99.5% compared to the same period in 1997. The domestic sales increase in the first quarter 1998 is attributable to the addition of four domestic distributors during the fourth quarter 1997 and four domestic and one Canadian distributor in the first quarter 1998. The domestic distributors added this quarter will service the northeast, southeast, mid-west and mid-Atlantic states. The increase in revenues for other services and projects is primarily attributable to the Original Equipment Manufacturing ("OEM") contract, set up fees and CE Mark registration costs related to the project.

         Cost of sales represented 94.2% and 106.3% of sales for the three months ended March 31, 1998 and 1997, respectively. The decreased percentage of sales is due to improved plant efficiencies that were partially offset by the cost of implementing ISO 9001 and CE Marking procedures as well as start-up costs associated with the initial OEM contract secured in February 1998.

         Selling, general and administrative expenses increased 3.4% to $483,820 during the first three months of 1998, compared to $468,050 for the same period in 1997 primarily due to increased legal fees, additional insurance coverage and increased sales and marketing expenses associated with the addition of new distributors and attendance at trade shows. These costs were offset by an $18,000 savings in investor relations. Product liability insurance was added during the third quarter 1997, as the Company became more proactive in risk management.

         Research and development expenses totaled $91,309 during the first quarter of 1998, a decrease of 37.6% from the 1997 first quarter total of $146,287. These expenses are being slowed until the Company receives funding to ensure that, once initiated, projects can be completed as scheduled. (See Subsequent Events.) It is anticipated that research and development expenses will increase in the second quarter as the Company focuses on development of its OmniFilter and expanded Phase II OmniCath(R) clinical trials.

         Interest expense decreased 24.2% to $32,288 for the first quarter of 1998, compared to $42,609 for the first quarter of 1997 due to the decrease in notes payable and capital lease obligations.

         Other income for the quarter includes $367 for royalty income, approximately $24,000 from gain on sale of machine shop equipment and $15,000 amortization of the license fee received from Wright Medical Technologies, Inc. for the spinal dissector transaction in 1994.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)


SUBSEQUENT EVENTS

         The Company authorized 60,000 shares of Series D Preferred Convertible Stock (the "Series D") and 500,000 shares of Series E Preferred Convertible Stock (the "Series E") on April 29, 1998. Both Series D and Series E have a stated value of $10 per share and 8% cumulative dividends payable in either cash or stock at the option of the Company. At present 60,000 shares of Series D and none of Series E are issued and outstanding. Each share of the Series D is convertible at any time after the earlier of (i) the date on which the registration statement covering the resale of the common stock received upon conversion is declared effective or (ii) the date which is 90 days from the date of issuance of the Series D based upon a conversion price that is equal to the lesser of (a) 110% of the closing bid price five day average preceding the date of purchase of the Series D by the holder; or (b) 80% of the closing bid price five day average preceding the date such conversion is made.

         Each share of the Series E are convertible any time after issuance at 82.5% of the five day average of the closing bid prices for the five trading days preceding the date such conversion is made. The conversion ratio for Series D and Series E is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events. The Series E may be issued and sold to the investor at the request of the Company from time to time on or before April 29, 2000 assuming, among other conditions, that the average daily trading volume for the Common Stock for the previous 60 trading days is at least 150,000 shares per day and the average daily trading price for the prior 10 trading days is at least $0.45 per share. In connection with the sale of the Series D and Series E, the Company will also issue three year warrants to the investor for each share of Series D and Series E purchased with an exercise price of 125% of the closing bid price for the Common Stock on the date of purchase.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter 1998, the Company raised additional equity capital via private placements and continues to convert trade debt to common stock to improve the Company's financial position and cash flows. The Company had a working capital deficiency as of March 31, 1998 of $817,672, and cash and cash equivalents of $100,352 compared to a deficiency of $627,151 and cash and cash equivalents of $82,789 as of December 31, 1997.

         The net cash used by operating activities of $307,030 was approximately $113,000 less than during the same period in 1997. During the first quarter of 1998 the cash flow was favorably impacted by the negotiations of debt to equity conversions of approximately $17,300. In addition, the sale of machine shop equipment provided total cash of $26,000. Financing activities, consisting of note proceeds and repayments, capital lease obligations and repayments and proceeds from sale of common stock and warrants, provided cash of $319,211.

          The Company requires significant additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral and A-V fistula use, to enter into marketing and distribution arrangements for the OmniCath(R), to commence and continue the development of other products which include the OmniStent(TM), Evert-O-Cath(TM), and other products as well as product enhancements to its existing 100%-silicone balloon catheters, the OmniCath(R), Evert-O-Cath(TM) and OmniStent(TM) and to expand its manufacturing and distribution abilities with respect to the Cathlab products. The Company is actively seeking additional financing through possible collaborative arrangements, public or private financings, including equity financings, and other arrangements. (See "Subsequent Events".)

          Although the Company has a commitment for a $5 million equity credit line (See "Subsequent Events"), certain conditions must be met prior to closing. If said conditions are not met and the Company is unable to draw down additional funds, the Company may require additional sources of funding. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such funding is not obtained, the Company's research and development projects will be delayed or scaled back. Failure to receive funds from the equity credit line or additional financing will have a material adverse effect on the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately must achieve profitable operations.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 8, 1994, a vendor commenced a lawsuit against the Company regarding unpaid invoices. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement Agreement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996. The vendor sold the shares for less than the amount owing under the settlement agreement including applicable interest and legal fees. In February 1998, the Company reached an agreement with the vendor for the final resolution on the additional balance due.

         In May 1997, a former officer and director of the Company filed a lawsuit alleging oppressive action toward a minority shareholder, breach of contract, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement and the case is scheduled for trial in 1998. The financial statements properly account for notes payable to the plaintiff in the amount of $242,450, related accrued interest and accrued salary. The Company is vigorously contesting this lawsuit and is pursuing counterclaims against the plaintiff; however, an adverse resolution of this matter may have a material adverse impact on the Company's financial position, results of operations and cash flows.

         In August 1997, a former officer and director of the Company filed a lawsuit alleging breach of contract and is seeking specific performance and monetary damages. The Company is vigorously contesting this lawsuit. The Company has accrued $125,000, which is management's best estimate of the ultimate liability, if any. The resolution of this matter may have a material adverse impact on the Company's financial position, results of operations and cash flows.

         In September 1997, a former distributor filed a lawsuit alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. On May 1,1998 the Company reached an agreement to settle this lawsuit with the issuance of options to purchase 225,000 shares for an exercise price of $0.40 per share, exercisable for six months.

         The Company is occasionally a party to litigation (other than that specifically noted) arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accrual for probable liabilities for the eventual disposition of these matters. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits. The following documents are filed as exhibits to this Report.

10.93 Securities Purchase Agreement, dated April 29, 1998, Series D Preferred and Series E Preferred Stock
10.94   Certificate of Designations, Preferences, Limitations and Relative
        Rights of 1998 Series D Convertible Preferred Stock
10.95   Certificate of Designations, Preferences, Limitations and Relative
        Rights of 1998 Series E Convertible Preferred Stock
10.96   Registration Rights Agreement of Series D Preferred and Series E
        Preferred
10.97 Augustine Fund, L.P. Warrant dated April 29, 1998 to purchase 60,000 shares Common Stock
11.1    Computation of Loss Per Common Share
27.1    Financial Data Schedule


      REPORTS ON FORM 8-K

      None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           AMERICAN BIOMED, INC.



Date:  May 14, 1998                                        /s/ Steven B. Rash
                                                    ----------------------------
                                                                  Steven B. Rash
                                                                   President and
                                                         Chief Executive Officer





Date: May 14, 1998                                  /s/ Colene F. Blankinship
                                                --------------------------------
                                                      Colene F. Blankinship, CPA
                                                                      Controller
                                                        Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as part of this Report:


Exhibit
   No.    Description
-------   -----------

10.93 Securities Purchase Agreement, dated April 29, 1998, Series D Preferred and Series E Preferred Stock
10.94     Certificate of Designations, Preferences, Limitations and Relative
          Rights of 1998 Series D Convertible Preferred Stock
10.95     Certificate of Designations, Preferences, Limitations and Relative
          Rights of 1998 Series E Convertible Preferred Stock
10.96     Registration Rights Agreement of Series D Preferred and Series E
          Preferred
10.97 Augustine Fund, L.P. Warrant dated April 29, 1998 to purchase 60,000 shares Common Stock
11.1      Computation of Loss Per Common Share
27.1      Financial Data Schedule