Form 10-Q
period 1998-06-30
AMERICAN BIOMED INC
filed 1998-08-14
CIK 867572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

                  For the quarterly period ended June 30, 1998
                                                --------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

              For the transition period from                  to
                                             -----------------

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

The total number of shares outstanding of common stock, $.001 par value as of July 31, 1998 is 28,130,106.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION


                                                                                                      Page

  Item 1 -           Financial Statements:

                     Consolidated Condensed Balance Sheets                                               3

                     Consolidated Condensed Statements of Operations                                     4

                     Consolidated Condensed Statements of Cash Flows                                     5

                     Notes to Consolidated Condensed Financial Statements                                6

  Item 2 -           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                          10



PART II - OTHER INFORMATION

  Item 1             Legal Proceedings                                                                  12

  Item 6             Exhibits and Reports on Form 8-K                                                   13


SIGNATURES                                                                                              14

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                           ASSETS                                                   June 30,      December 31,
                                                                                                      1998            1997
                                                                                                  ------------    ------------
                                                                                                    (Unaudited)

 Current assets:
  Cash and cash equivalents ...................................................................   $     79,608    $     82,789
  Accounts receivable, trade, net of Allowance for doubtful accounts of $48,900 and
    $57,167 for June 30, 1998 and December 31, 1997, respectively .............................         55,721         158,724
  Accounts receivable, other ..................................................................         11,818          13,716
  Inventories .................................................................................        671,720         648,957
  Other current assets ........................................................................        129,746         144,713
                                                                                                  ------------    ------------
         Total current assets .................................................................        948,613       1,048,899
Property and equipment, net ...................................................................        165,908         167,991
Patents, net of accumulated amortization of $942,633 and $920,330 on June 30, 1998
  and December 31, 1997, respectively .........................................................        150,388         158,695
Goodwill, net of accumulated amortization of $759,017 and $697,475 on June 30, 1998
  and December 31, 1997, respectively .........................................................        471,819         533,361
Other assets ..................................................................................         35,439          36,110
                                                                                                  ------------    ------------
         Total assets .........................................................................   $  1,772,167    $  1,945,056
                                                                                                  ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable to stockholders and others ....................................................   $    273,774    $    300,976
  Current maturities of long-term debt ........................................................         43,444          41,694
  Current maturities of capital lease obligations .............................................        414,424         416,901
  Accounts payable ............................................................................        334,086         254,234
  Accrued liabilities .........................................................................        684,523         662,245
                                                                                                  ------------    ------------
         Total current liabilities ............................................................      1,750,251       1,676,050
Long-term debt, net of current maturities .....................................................         51,323          71,855
Capital lease obligations, net of current maturities ..........................................          3,645              --
Deferred revenue ..............................................................................         70,000         100,000
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
  Series A: Convertible preferred stock, 1,390 shares authorized, 990 and 1,390 shares issued and outstanding at June 30, 1998 and December 31, 1997,
    $1,000 per share or $990,000 and $1,390,000 aggregate liquidation preference,
    respectively ..............................................................................              1               1
  Series B: Convertible preferred stock, 2,500 shares authorized, 0 and 500 shares issued and outstanding at June 30, 1998 and December 31, 1997, $1,000 per share or
    $0 and $500,000 aggregate liquidation preference, respectively, increasing
    at 10% per year from the date of issuance .................................................             --               1
  Series C: Convertible preferred stock, 125 shares authorized, 29 and 112 shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively, $20,000 per share or $580,000 and $2,240,000 aggregate liquidation preference, respectively,
    increasing at 7% per year from the date of issuance .......................................             --              --
  Series D: Convertible preferred stock, 60,000 shares authorized, 60,000 shares issued and outstanding at June 30, 1998, $10 per share or $600,000 aggregate liquidation
    preference, respectively, increasing at 8% per year from the date of issuance .............             60              --
  Common stock, $.001 par value, 50,000,000 shares authorized, 27,260,330 and 18,457,426 shares issued at June 30, 1998 and December 31, 1997, respectively, of which 0 shares and 68,323 shares are held in treasury at June 30, 1998 and December 31, 1997,
    respectively ..............................................................................         27,260          18,457
Additional paid-in capital ....................................................................     28,347,588      27,479,517
Deficit accumulated during the Development stage ..............................................    (28,477,961)    (27,149,225)
Less treasury stock at cost, 68,323 shares ....................................................                       (251,600)
                                                                                                  ------------    ------------

         Total stockholders' equity (deficit) .................................................       (103,052)         97,151
                                                                                                  ------------    ------------
         Total liabilities and stockholders' equity (deficit) .................................   $  1,772,167    $  1,945,056
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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                                         Inception,
                                             Three Months Ended              Six Months Ended         September 4, 1984,
                                                  June 30,                       June 30,                    To
                                            1998            1997            1998           1997         June 30, 1998
                                        ----------------------------    ----------------------------  ------------------

Revenues, net                           $     94,316    $    135,982    $    256,400    $    253,329    $  4,116,521
Cost of Sales
  Gross profit (loss)                        (74,357)        (35,284)       (226,975)       (160,018)     (3,942,242)
                                        ------------    ------------    ------------    ------------    ------------
                                              19,959         100,698          29,425          93,311         174,279
                                        ------------    ------------    ------------    ------------    ------------
Operating expenses:
  Selling, general and administrative       (584,441)       (426,907)     (1,068,261)       (894,957)    (18,600,891)
  Research and development                  (131,908)       (228,674)       (223,217)       (374,962)     (8,121,259)
  Distributor settlement                                                                                  (1,080,915)
                                        ------------    ------------    ------------    ------------    ------------
                                            (716,349)       (655,581)     (1,291,478)     (1,269,919)    (27,803,065)
                                        ------------    ------------    ------------    ------------    ------------

     Loss from operations                   (696,390)       (554,883)     (1,262,053)     (1,176,608)    (27,628,786)
                                        ------------    ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                              1,346          15,331           1,941          20,372         155,875
  Interest expense                           (33,608)        (34,302)        (65,895)        (76,911)     (2,944,872)
  Other income (expense)                     (41,250)         14,943          (2,729)         29,943       1,939,822
                                        ------------    ------------    ------------    ------------    ------------
     Other income (expense), net             (73,512)         (4,028)        (66,683)        (26,596)       (849,175)
                                        ------------    ------------    ------------    ------------    ------------

   Net loss                                 (769,902)       (558,911)     (1,328,736)     (1,203,204)    (28,477,961)

   Less preferred stock dividends           (103,145)                       (103,145)                     (1,286,558)
                                        ------------    ------------    ------------    ------------    ------------

   Net loss attributable to common
    shareholders                        $   (873,047)   $   (558,911)   $ (1,431,881)   $ (1,203,204)   $(29,764,519)
                                        ============    ============    ============    ============    ============

   Net loss per common share            $      (0.03)   $      (0.04)   $      (0.06)   $       (.08)
                                        ============    ============    ============    ============

   Weighted average number of common
    shares outstanding                    25,611,544      14,565,103      22,541,297      14,278,688
                                        ============    ============    ============    ============





    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                                     Inception,
                                                                                           Six Months Ended      September 4, 1984
                                                                                               June 30,                  to
                                                                                         1998            1997       June 30, 1998
                                                                                     --------------------------------------------

Net cash used by operating activities                                                $   (921,583)   $ (1,087,831)   $(20,542,894)

Cash flows from investing activities:
    Capital expenditures                                                                  (34,812)        (10,080)       (612,244)
    Investment in patents                                                                 (13,996)        (17,717)       (495,340)
    Other investing activities                                                             26,000                         272,596
                                                                                     ------------    ------------    ------------
      Net cash used by investing activities                                               (22,808)        (27,797)       (834,988)
                                                                                     ------------    ------------    ------------
Cash flows from financing activities:
    Proceeds from notes payable to banks                                                                                2,333,880
    Proceeds from notes payable to stockholders                                                                         1,225,921
    Proceeds from notes payable to others                                                  32,490                       5,891,077
    Repayments of notes payable to banks                                                                               (2,070,000)
    Repayments of notes payable to stockholders                                                                          (822,992)
    Repayments of notes payable to others                                                 (78,474)     (1,023,361)     (5,982,577)
    Proceeds of capital lease obligations                                                   8,521                           8,521
    Principal payments under capital lease obligations                                     (7,353)        (86,178)       (789,463)
    Proceeds from patent assignment and leaseback                                                                         500,000
    Proceeds from equipment assignment and leaseback                                                                      305,000
    Proceeds from sale of  debentures                                                                                     640,000
    Proceeds from sale of preferred stock                                                 600,000       2,500,000       9,036,502
    Proceeds from sale of common stock and exercise of unregistered
      warrants                                                                            468,000         310,034       9,522,350
    Proceeds from exercise of stock options                                                                 3,750         339,917
    Proceeds from issuance of registered stock purchase warrants                                                          100,000
    Proceeds from exercise of registered stock purchase warrants                                                        2,801,018
    Treasury stock acquired                                                                                              (500,000)
    Offering costs                                                                        (81,974)       (287,590)     (1,022,217)
    Other financing activities                                                                                            (59,447)
                                                                                     ------------    ------------    ------------
      Net cash provided by financing activities                                           941,210       1,416,655      21,457,490
                                                                                     ------------    ------------    ------------

Net increase in cash and cash equivalents                                                  (3,181)        301,027          79,608
Cash and cash equivalents at beginning of period                                           82,789       1,183,613
                                                                                     ------------    ------------    ------------
Cash and cash equivalents at end of period                                           $     79,608    $  1,484,640    $     79,608
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


2.  CAPITAL STOCK

    During the first quarter of 1998, the Company issued 970,696 shares of common stock through private placements and warrants to purchase 317,000 shares of common stock with an exercise price ranging from $0.34 - $0.69 exercisable for two years to accredited investors for $348,000. An additional 34,000 shares were issued in payment of debt. During the first quarter of 1998, 100 shares of Series A convertible preferred stock ("Series A"), 200 shares of Series B convertible preferred stock ("Series B") and 29 shares of Series C convertible preferred stock ("Series C") were converted into 416,666 shares, 745,349 shares and 1,752,752 shares, respectively of common stock.

    In connection with the restructuring of lease obligations due Aberlyn Capital Management Limited Partnership, on February 10, 1998 the Company issued warrants to purchase 125,000 shares of common stock at a purchase price of $0.44, exercisable for five years. In connection with this transaction, no value was assigned to the warrant due to immateriality. Warrants to purchase 75,000 shares with an exercise price of $7.50 issued to Aberlyn Capital Management Limited Partnership and Aberlyn Holding Co., Inc. expired January 1998. In addition, warrants to purchase 269,064 shares with an exercise price of $1.00 issued to other investors in connection with the 1993 bridge financing expired during June 1998.

    In April 1998, the Company received $120,000 for the issuance of 201,148 shares of common stock and warrants to purchase 90,000 shares of common stock with an exercise price ranging from $0.34 - $0.69 exercisable for two years through private placements to accredited investors. An additional 221,000 shares were issued in payment of debt, and the treasury stock consisting of 68,323 shares was cancelled. During the second quarter of 1998, 300 shares of Series A, 300 shares of Series B and 55 shares of Series C were converted into 1,249,999 shares, 728,267 shares and 2,551,350 shares, respectively of common stock.

    Options to purchase 100,000 shares for an exercise price of $0.70 which equals or exceeds fair market value was issued to the Company's investor relation firm as part of their agreement to represent the Company. The options expire in five years. In addition to the option, the Company is to pay $4,000 per month in fees. Any value related to the option granted is considered to be immaterial. In settlement of a lawsuit with a distributor, the Company issued an option to purchase 225,000 shares with an exercise price of $0.40, exercisable by October 31, 1998. Expense of $56,250 has been recorded in connection with the issuance of this option. (See Commitments and Contingencies.)

    The Company authorized 60,000 shares of Series D Preferred Convertible Stock (the "Series D") and 500,000 shares of Series E Preferred Convertible Stock (the "Series E") on April 29, 1998. Both Series D and Series E have a stated value of $10 per share and 8% cumulative dividends payable in either cash or stock at the option of the Company. As of June 30, 1998 60,000 shares of Series D and none of Series E are issued and outstanding. Each share of the Series D is convertible

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


based upon a conversion price that is equal to the lesser of (a) 110% of the closing bid price five day average preceding the date of purchase of the Series D by the holder; or (b) 80% of the closing bid price five day average preceding the date such conversion is made. The Series D and Series E, which confer no voting rights, rank equal with each other, rank junior to the Series A, B and C Convertible Preferred Stock and senior to the Company's other securities (except with the consent of the majority of the holders of Series D or the consent of the majority of the holders of Series E, respectively). In the event of the dissolution or winding up of the Company, the holders of Series D and Series E shall have liquidation preferences of $10 per share plus any accumulated but unpaid dividends, and no more, before any payment or distribution of assets of the Company is made to or set apart for the holders of the Common Stock.

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

    The Company received $600,000 less offering costs for the issuance of 60,000 shares of Series D. Due to the beneficial conversion features in connection with the issuance of Series D, the Company was deemed to recognize noncash preferred stock dividends totaling approximately $155,000. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of the Series D calculated as of the date of the sale of such stock. The preferred stock dividends will be recognized over the period from the date of issuance to the earliest conversion date, which resulted in the recognition of $103,000 of preferred stock dividends in the second quarter of 1998. In addition, the Company issued a warrant to the investor for 60,000 shares of common stock with an exercise price of $0.85, expiring in three years and placement warrants for 200,000 shares of common stock with an exercise price of $0.85, expiring in five years.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)



3.  SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS




                                                                                                             Inception,
                                                                                 Six Months Ended           September 4,
                                                                                     June 30,                  1984 to
                                                                               1998            1997         June 30, 1998
                                                                          --------------------------------------------------

Interest Paid                                                               $    101,542      $   68,163        $ 1,357,080
Noncash investing and financing activities:
    Equipment acquired through capital lease agreements                                                             266,539
    Equipment and leasehold improvements acquired through notes payable                                              35,775
    Conversion of accrued interest payable to principal on notes
      payable to stockholders                                                                                       105,170
    Conversion of Series A and Series B preferred stock to common stock                                                 444
    Conversion of 1996 Series A and B and 1997 Series C preferred stock
      to common stock                                                          2,415,079         200,000          3,675,079
    Conversion of debentures to common stock                                                                        640,000
    Deferred offering costs incurred in prior year charged against
      offering proceeds                                                                                              41,000
    Issuance of common stock in connection with purchase of assets of
      VMS, Inc.                                                                                                     124,999
    Issuance of common stock in connection with purchase of assets of
      Superstat, Inc.                                                                                                81,819
    Conversion of notes payable to common stock                                                                     538,671
    Common stock and warrants issued in lieu of interest expense                                                  1,387,300
    Patent assignment and leaseback                                                                                 500,000
    Issuance of common stock in connection with Therex settlement                                                        77
    Transfer of note receivable from officer                                                                         25,000
    Write-up of property and equipment on Cathlab due to sale and
      leaseback agreement                                                                                           221,616
    Issuance of common stock and warrants for services                            56,250          29,958          1,091,957
    Issuance of common stock for certain liabilities                              86,256          98,861          1,810,879



4.  INVENTORIES

    Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consisted of the following:



                                                     June 30, 1998  December 31, 1997
                                                     ------------   -----------------

Raw materials                                        $    232,841     $    225,340
Work in process                                           176,252          169,657
Finished goods                                            262,627          253,960
                                                     ------------   --------------
                                                     $    671,720     $    648,957
                                                     ============   ==============

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)



5.  COMMITMENTS AND CONTINGENCIES

         On December 8, 1994, a vendor commenced a lawsuit in State District Court of Harris County, Texas against the Company regarding unpaid invoices. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement Agreement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996. The vendor sold the shares for less than the amount owing under the settlement agreement including applicable interest and legal fees. In February 1998, the Company reached an agreement with the vendor for the final payment schedule on the additional balance due, which was paid in full July 1998.

         In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement and the case is scheduled for trial in 1998. The financial statements properly account for notes payable to the plaintiff in the amount of $242,450, related accrued interest and accrued salary. The Company is vigorously contesting this lawsuit and is pursuing counterclaims against the plaintiff; however, an adverse resolution of this matter may have a material adverse impact on the Company's financial position, results of operations and cash flows.

         In August 1997, a former CFO, Secretary and Treasurer and director of the Company filed a lawsuit in State District Court of Harris County, Texas alleging breach of contract and is seeking specific performance and monetary damages. The Company is vigorously contesting this lawsuit. The Company has accrued $125,000, which is management's best estimate of the ultimate liability, if any. The resolution of this matter may have a material adverse impact on the Company's financial position, results of operations and cash flows.

         In September 1997, a former distributor filed a lawsuit in State District Court of Harris County, Texas alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. On May 1, 1998 the Company reached an agreement to settle this lawsuit with the issuance of options to purchase 225,000 shares for an exercise price of $0.40 per share, exercisable for six months. Under the terms of the agreement the Company is required to register the underlying shares of common stock.

         The Company is occasionally a party to litigation (other than that specifically noted) arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, accrues probable liabilities for the eventual disposition of these matters. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through June 30, 1998, the Company had an accumulated deficit of $28,477,961. During the first six months of 1998 the Company focused on CE Mark certification, product development, preparation for launch of the Ahn thrombectomy catheter and continuing the addition of North American distributors to achieve full sales coverage for North America for the first time in the Company's existence as well as securing distributors in key international markets.

         During the six months ended June 30, 1998, the Company's net sales increased 1.2% to $256,400 compared with net sales of $253,329 for the same period in 1997. Net sales for the second quarter 1998 decreased 30.6% to $94,316 as compared to $135,982 for the second quarter 1997. Foreign export net sales decreased 18.6% for the quarter to $60,889 from $74,838 and 10.6% for the first six months of 1998 to $139,121 from $155,560. Domestic net sales for the quarter decreased 43.5% to $20,092 from $35,534 while year to date domestic sales increased 33.7% to $73,424 from $54,906. Revenues for other services and projects for the first six months of 1998 increased to $43,855 from $42,863 or 2.3% compared to the same period in 1997. This is primarily attributable to the Original Equipment Manufacturing ("OEM") contract, set up fees and CE Mark registration costs related to the project. Foreign export sales decreased primarily due to the requirement by the European Union that all medical device products entering the European Union after mid-June 1998 must bear the CE Mark. At June 30, 1998 the Company had approximately $31,200 in backorders from its European distributors related to the attainment of the CE Mark as well as other orders which will be released upon receipt of the CE Mark. Additional backorders consisted of $10,800 for the new thrombectomy catheter launched by the Company in June 1998.

         Cost of sales represented 88.5% and 63.2% of sales for the six months ended June 30, 1998 and 1997, respectively. The higher percentage in 1998 is due primarily to the cost of implementing ISO 9001 and CE Marking procedures as well as start-up costs associated with the initial OEM contract secured in February 1998 and the Ahn thrombectomy catheter launched in June 1998. In addition the Company sold some samples to distributors for use in training at a reduced price and has increased sales of products whose gross margins are lower than the majority of its existing products.

         Selling, general and administrative expenses increased 36.9% to $584,441 during the second quarter of 1998, compared to $426,907 for the same period in 1997. Sales and marketing expense increased 73.3% to $79,484 as compared to $45,871 for the second quarter 1997. Personnel expense increased approximately $15,000, sales related travel increased approximately $11,000 and samples distributed at no charge increased approximately $15,000. General and administrative expenses increased 32.5% to $504,957 as compared to the second quarter 1997 amount of $381,036. Additional personnel costs of approximately $26,000 is due to staff changes and the addition of a quality assurance manager required by ISO 9001 and CE Marking procedures. Consultant expenses related to the CE Mark and to ISO 9001 increased by approximately $18,000 during the second quarter 1998 as compared to the same period in 1997. Costs in connection with the printing of the Company's Annual Report of approximately $46,000 was incurred in the second quarter 1998, but was not incurred until the third quarter in 1997. A one-time expense related to an investor conference of approximately $6,000 was also incurred during the second quarter 1998. In addition, the Company incurred substantial legal and accounting fees related to ongoing litigation as well as SEC filings required by the Series D and Series E agreements.

         For the six months ended June 30, 1998, selling, general and administrative expenses increased 19.4% to $1,068,261 as compared to $894,957 for the same period in 1997. Sales and marketing expenses increased 67.1% to $139,215 as compared to $83,303. Personnel expenses increased approximately $22,800 due to staff changes. Travel increased approximately $24,000 due to increased trips to distributors both overseas and domestically and trips to trade shows. Samples distributed at no charge increased approximately $20,000 and were used in distributor training and market exposure to hospitals. General and administrative expenses increased 14.5% to $929,046 as compared to $811,654 for the six months ended June 30, 1998 and 1997 respectively. This increase is primarily due to legal expenses related to litigation and financing, consultants for CE Mark, increased personnel costs and a timing difference

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)



in the printing of the Company's Annual Report in 1998 versus 1997. CE Marking and ISO 9001 expenses for the first six months of 1998 total approximately $97,000.

         Research and development expenses totaled $223,217 during the first six months of 1998, a decrease of 40.5% from the 1997 six month total of $374,962. These expenses are being slowed until the Company receives funding to ensure that, once initiated, projects can be completed as scheduled. It is anticipated that research and development expenses will increase in the last half of the year as the Company focuses on development of its OmniFilter and expanded Phase II OmniCath(R) clinical trials. As the OmniCath(R) Peripheral Atherectomy catheter proceeds through the clinical trials, management estimates that the market for this device is $100 million. The market for the OmniFilter is estimated by management to be $500 million.

         Interest expense decreased 14.3% to $65,895 for the first six months of 1998, compared to $76,911 for the first six months of 1997 due to the decrease in notes payable and capital lease obligations.

         Other income for the six months includes $367 for royalty income, approximately $24,000 from gain on sale of machine shop equipment and $30,000 amortization of the license fee received from Wright Medical Technologies, Inc. for the spinal dissector transaction in 1994. Option expense of $56,250 was recorded in regards to the issuance of an option to purchase 225,000 shares of common stock to a distributor in settlement of litigation. (See Legal Proceedings.)

LIQUIDITY AND CAPITAL RESOURCES

          During the first six months of 1998, the Company raised additional equity capital via private placements and continues to convert trade debt to common stock to improve the Company's financial position and cash flows. The Company had a working capital deficiency as of June 30, 1998 of $801,638, and cash and cash equivalents of $79,608 compared to a deficiency of $627,151 and cash and cash equivalents of $82,789 as of December 31, 1997.

         The net cash used by operating activities of $921,583 was approximately $166,250 less than during the same period in 1997. This is due in part to improved accounts receivable collection procedures. During the first six months of 1998 the cash flow was favorably impacted by the negotiations of debt to equity conversions of approximately $86,256. In addition, the sale of machine shop equipment provided total cash of $26,000. Financing activities, consisting of note proceeds and repayments, capital lease obligations and repayments and proceeds from sale of common stock and warrants, provided cash of $941,210. This includes proceeds from the issuance of Series D of $600,000 less $81,974 offering costs. The Company received $75,000 in July 1998 for the issuance of 7,500 shares of Series E.

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

         Although the Company has a commitment for a $5 million equity credit line (Series E), certain trading conditions must be met prior to closing. If said conditions are not met and the Company is unable to draw down additional funds, the Company may require additional sources of funding. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such funding is not obtained, the Company's research and development projects will be delayed or scaled back. Failure to receive funds from the equity credit line or additional financing will have a material adverse effect on the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately must achieve profitable operations.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)



                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 8, 1994, a vendor commenced a lawsuit in State District Court of Harris County, Texas against the Company regarding unpaid invoices. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement Agreement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996. The vendor sold the shares for less than the amount owing under the settlement agreement including applicable interest and legal fees. In February 1998, the Company reached an agreement with the vendor for the final payment schedule on the additional balance due, which was paid in full July 1998.

         In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement and the case is scheduled for trial in 1998. The financial statements properly account for notes payable to the plaintiff in the amount of $242,450, related accrued interest and accrued salary. The Company is vigorously contesting this lawsuit and is pursuing counterclaims against the plaintiff; however, an adverse resolution of this matter may have a material adverse impact on the Company's financial position, results of operations and cash flows.

         In August 1997, a former CFO, Secretary and Treasurer and director of the Company filed a lawsuit in State District Court of Harris County, Texas alleging breach of contract and is seeking specific performance and monetary damages. The Company is vigorously contesting this lawsuit. The Company has accrued $125,000, which is management's best estimate of the ultimate liability, if any. The resolution of this matter may have a material adverse impact on the Company's financial position, results of operations and cash flows.

         In September 1997, a former distributor filed a lawsuit in State District Court of Harris County, Texas alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. On May 1, 1998 the Company reached an agreement to settle this lawsuit with the issuance of options to purchase 225,000 shares for an exercise price of $0.40 per share, exercisable for six months. Under the terms of the agreement the Company is required to register the underlying shares of common stock.

         The Company is occasionally a party to litigation (other than that specifically noted) arising in the ordinary course of business. Management regularly analyzes current information and, as necessary, accrues probable liabilities for the eventual disposition of these matters. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)



ITEM 5.  OTHER INFORMATION

The Company expects to hold its 1998 Annual Meeting on or about December 1, 1998. Management will exercise the discretionary authority granted pursuant to proxies to vote on shareholder proposals submitted from the floor of the Company's Annual Meeting unless the Company receives written notice of a shareholder's intent to submit such a proposal on or before September 15, 1998. The notice submitted by a shareholder should include a statement that the proponent intends to solicit the necessary percentage of shareholder votes to carry the proposal supported by evidence that the stated percentage will actually be solicited. If the Company receives notice, meeting the foregoing requirements, of a shareholder's intent to submit such a proposal by September 15, 1998 pursuant to the rules of the Securities and Exchange Commission, management will not be able to exercise the discretionary authority granted pursuant to proxies to vote for or against such proposal.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits. The following documents are filed as exhibits to this Report.

  27       Financial Data Schedule


      REPORTS ON FORM 8-K

      None

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICAN BIOMED, INC.



Date:  August 13, 1998                          /s/  Steven B. Rash
                                              ----------------------------------
                                                                  Steven B. Rash
                                                                   President and
                                                         Chief Executive Officer





Date: August 13, 1998                           /s/  Colene F. Blankinship
                                              ----------------------------------
                                                      Colene F. Blankinship, CPA
                                                                      Controller
                                                        Chief Accounting Officer

                               INDEX TO EXHIBITS


The following documents are filed as part of this Report:



  Exhibit
  -------
    27       Financial Data Schedule