Form 10-Q
period 1998-09-30
AMERICAN BIOMED INC
filed 1998-11-13
CIK 867572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 10-Q



(Mark One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
      1934


               For the quarterly period ended  September 30, 1998




[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
      1934


   For the transition period from _______________________________________ to


                        Commission File Number: 0-19606


                             AMERICAN BIOMED, INC.
            (Exact name of registrant as specified in its charter)



                 Delaware                                  76-0136574
---------------------------------------------           ----------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                         Identification Number)


10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas             77380
---------------------------------------------------------           ----------
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

The total number of shares outstanding of common stock, $.001 par value as of November 2, 1998 is 30,704,186.

                             AMERICAN BIOMED, INC.



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

INDEX TO EXHIBITS

                        PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                               ASSETS
                                                                                                      September 30,    December 31,
                                                                                                           1998            1997
                                                                                                      ------------     ------------
                                                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents.........................................................................  $     17,000     $     82,789
  Accounts receivable, trade, net of Allowance for doubtful accounts of $48,706 and
    $57,167 for September  30, 1998 and December 31, 1997, respectively.............................       101,910          158,724
  Accounts receivable, other........................................................................        16,477           13,716
  Inventories.......................................................................................       654,139          648,957
  Other current assets..............................................................................        84,263          144,713
                                                                                                      ------------     ------------
         Total current assets.......................................................................       873,789        1,048,899
Property and equipment, net.........................................................................       147,746          167,991
Patents, net of accumulated amortization of $951,741 and $920,330 on September 30, 1998
  and December 31, 1997, respectively...............................................................       143,706          158,695
Goodwill, net of accumulated amortization of $789,788 and $697,475 on September 30, 1998
  and December 31, 1997, respectively...............................................................       441,048          533,361
Other assets........................................................................................        35,439           36,110
                                                                                                      ------------     ------------
         Total assets...............................................................................    $1,641,728       $1,945,056
                                                                                                      ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable to stockholders and others..........................................................  $    446,563     $    300,976
  Current maturities of long-term debt..............................................................        47,597           41,694
  Current maturities of capital lease obligations...................................................       414,819          416,901
  Accounts payable..................................................................................       585,519          254,234
  Accrued liabilities...............................................................................       757,644          662,245
                                                                                                      ------------     ------------
         Total current liabilities..................................................................     2,252,142        1,676,050
Long-term debt, net of current maturities...........................................................        40,735           71,855
Capital lease obligations, net of current maturities................................................         2,782              ---
Deferred revenue....................................................................................        55,000          100,000
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
  Series A: Convertible preferred stock, 1,390 shares authorized, 830 and 1,390 shares issued and outstanding at September 30, 1998 and December 31, 1997, $1,000 per share or $830,000 and
   $1,390,000 aggregate liquidation preference, respectively........................................             1                1
  Series B: Convertible preferred stock, 2,500 shares authorized, 0 and 500 shares issued and outstanding at September 30, 1998 and December 31, 1997,  $1,000 per share or $0 and $500,000 aggregate liquidation preference, respectively, increasing at 10% per year from the date of
   issuance.........................................................................................             -                1
  Series C: Convertible preferred stock, 125 shares authorized, 3 and 112 shares issued and outstanding at September 30, 1998 and December 31, 1997, respectively, $20,000 per share or
   $60,000 and $2,240,000 aggregate liquidation preference, respectively, increasing at 7% per year
   from the date of issuance........................................................................             -                -
  Series D: Convertible preferred stock, 60,000 shares authorized, 60,000 shares issued and outstanding at September 30, 1998, $10 per share or $600,000 aggregate liquidation preference,
   respectively, increasing at 8% per year from the date of issuance................................            60                -
  Series E:  Convertible preferred stock, 500,000 shares authorized, 7,500 shares issued and outstanding at September 30, 1998, $10 per share or $75,000 aggregate liquidation preference,
   respectively, increasing at 8% per year from the date of issuance................................             7                -
  Common stock, $.001 par value, 50,000,000 shares authorized, 29,924,331 and 18,457,426 shares issued at September 30, 1998 and December 31, 1997, respectively, of which 0 shares and 68,323
   shares are held in treasury at September 30, 1998 and December 31, 1997, respectively............        29,924           18,457
Additional paid-in capital..........................................................................    28,527,887       27,479,517
Deficit accumulated during the Development stage....................................................   (29,266,810)     (27,149,225)
Less treasury stock at cost, 68,323 shares..........................................................                       (251,600)
                                                                                                       -----------      -----------
         Total stockholders' equity (deficit).......................................................      (708,931)          97,151
                                                                                                       -----------      -----------
         Total liabilities and stockholders' equity (deficit).......................................   $ 1,641,728      $ 1,945,056
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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                                        Inception,
                                           Three Months Ended             Nine Months Ended         September 4, 1984,
                                             September  30,                 September 30,                  To
                                         1998             1997            1998          1997        September 30, 1998
                                         ---------------------        -------------------------     -------------------
Sales, net                               $ 136,681     107,292        $   393,082     $ 360,621             $ 4,253,202
Cost of Sales                             (131,194)    (62,044)          (358,169)     (222,062)             (4,073,436)
                                         ---------   ---------        -----------    ----------             -----------
  Gross profit (loss)                        5,487      45,248             34,913       138,559                 179,766
                                         ---------   ---------        -----------    ----------             -----------
Operating expenses:
  Selling, general and administrative     (489,335)   (532,466)        (1,557,597)   (1,427,423)            (19,090,226)
  Research and development                (229,155)   (127,096)          (452,371)     (502,058)             (8,350,414)
  Distributor settlement                                                                                     (1,080,915)
                                         ---------   ---------        -----------    ----------             -----------
                                          (718,490)   (659,562)        (2,009,968)   (1,929,481)            (28,521,555)
                                         ---------   ---------        -----------    ----------             -----------
     Loss from operations                 (713,003)   (614,314)        (1,975,055)   (1,790,922)            (28,341,789)
                                         ---------    --------         ----------    ----------             -----------

Other income (expense):
  Interest income                              487       4,133              2,428        24,505                 156,362
  Interest expense                         (28,534)    (24,110)           (94,429)     (101,021)             (2,973,406)
  Other income (expense)                   (47,800)     15,001            (50,529)       44,944               1,892,022
                                         ---------    --------         ----------    ----------             -----------
     Other income (expense), net           (75,847)     (4,976)          (142,530)      (31,572)               (925,022)
                                         ---------    --------         ----------    ----------             -----------
   Net loss                               (788,850)   (619,290)        (2,117,585)   (1,822,494)            (29,266,811)

   Less preferred stock dividends          (66,886)                      (170,031)                           (1,353,444)
                                         ---------    --------         ----------    ----------             -----------
   Net loss attributable to common
    shareholders                         $(855,736)  $(619,290)       $(2,287,616)  $(1,822,494)           $(30,620,255)
                                         =========   =========        ===========   ===========            ============
   Net loss per common share (1)         $   (0.03)  $   (0.04)       $     (0.09)  $      (.12)
                                         =========   =========        ===========   ===========

   Weighted average number of
    common shares outstanding           29,044,855  15,823,589         24,392,112    14,799,314
                                        ==========  ==========        ===========   ===========


(1) Basic and diluted net loss per share are the same.

   The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)


                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Inception,
                                                                Nine Months Ended         September 4, 1984
                                                                  September 30,                   to
                                                              1998            1997        September 30,1998
                                                          -------------------------------------------------
Net cash used by operating activities                     $ (1,214,722)   $ (1,705,344)        $(20,836,033)

Cash flows from investing activities:
  Capital expenditures                                         (35,212)       (112,974)            (612,644)
  Investment in patents                                        (16,422)        (34,335)            (497,766)
  Other investing activities                                    26,000                              272,596
                                                          ------------    ------------         ------------
   Net cash used by investing activities                       (25,634)       (147,309)            (837,814)
                                                          ------------    ------------         ------------

Cash flows from financing activities:
  Proceeds from notes payable to banks                                                            2,333,880
  Proceeds from notes payable to stockholders                    9,600                            1,235,521
  Proceeds from notes payable to others                        212,490          58,750            6,071,077
  Repayments of notes payable to banks                                                           (2,070,000)
  Repayments of notes payable to stockholders                                                      (822,992)
  Repayments of notes payable to others                       (101,720)     (1,093,733)          (6,005,823)
  Proceeds of capital lease obligations                          8,521                                8,521
  Principal payments under capital lease obligations            (7,821)       (114,386)            (789,931)
  Proceeds from patent assignment and leaseback                                                     500,000
  Proceeds from equipment assignment and leaseback                                                  305,000
  Proceeds from sale of  debentures                                                                 640,000
  Proceeds from sale of preferred stock                        675,000       2,500,000            9,111,502
  Proceeds from sale of common stock and exercise of
   unregistered warrants                                       468,000         320,034            9,522,350
  Proceeds from exercise of stock options                                        3,750              339,917
  Proceeds from issuance of registered stock purchase warrants                                      100,000
  Proceeds from exercise of registered stock purchase warrants                                    2,801,018
  Treasury stock acquired                                                                          (500,000)
  Offering costs                                               (89,503)       (287,590)          (1,029,746)
  Other financing activities                                                                        (59,447)
                                                          ------------    ------------         ------------
   Net cash provided by financing activities                 1,174,567       1,386,825           21,690,847
                                                          ------------    ------------         ------------
Net increase (decrease) in cash and cash equivalents           (65,789)       (465,828)              17,000
Cash and cash equivalents at beginning of period                82,789       1,183,613
                                                          ------------    ------------         ------------
Cash and cash equivalents at end of period                $     17,000    $    717,785         $     17,000
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

  In April 1998, the Company received $120,000 for the issuance of 201,148 shares of common stock and warrants to purchase 90,000 shares of common stock with an exercise price ranging from $0.34 - $0.69 exercisable for two years through private placements to accredited investors. An additional 221,000 shares were issued in payment of debt, and the treasury stock consisting of 68,323 shares was cancelled. During the second quarter of 1998, 300 shares of Series A, 300 shares of Series B and 54 shares of Series C were converted into 1,249,999 shares, 728,267 shares and 2,551,350 shares, respectively of common stock. During the third quarter of 1998, 160 shares of Series A and 26 shares of Series C were converted into 666,667 shares and 1,822,334 shares of common stock, respectively.

  Options to purchase 100,000 shares for an exercise price of $0.70, which equals or exceeds fair market value, was issued in May 1998 to the Company's investor relation firm as part of their agreement to represent the Company. The options expire in five years. In addition to the options, the Company is to pay $4,000 per month in fees. Any value related to the option granted is considered to be immaterial. In settlement of a lawsuit with a distributor, the Company issued an option to purchase 225,000 shares with an exercise price of $0.40 on May 1, 1998, exercisable by October 31, 1998. Expense of $56,250 has been recorded in connection with the issuance of this option. (See Commitments and Contingencies.)

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


  The Company authorized 60,000 shares of Series D preferred convertible stock (the "Series D") and 500,000 shares of Series E preferred convertible stock (the "Series E") on April 29, 1998. Both Series D and Series E have a stated value of $10 per share and 8% cumulative dividends payable in either cash or stock at the option of the Company. As of September 30, 1998, 60,000 shares of Series D and 7,500 shares of Series E are issued and outstanding. Each share of the Series D is convertible based upon a conversion price that is equal to the lesser of (a) 110% of the closing bid price five day average preceding the date of purchase of the Series D by the holder; or (b) 80% of the closing bid price five day average preceding the date such conversion is made. The Series D and Series E, which confer no voting rights, rank equal with each other, rank junior to the Series A, B and C convertible preferred stock and senior to the Company's other securities (except with the consent of the majority of the holders of Series D or the consent of the majority of the holders of Series E, respectively). In the event of the dissolution or winding up of the Company, the holders of Series D and Series E shall have liquidation preferences of $10 per share plus any accumulated but unpaid dividends, and no more, before any payment or distribution of assets of the Company is made to or set apart for the holders of the Common Stock.

  The Series E may be issued and sold to the investor at the request of the Company anytime on or before April 29, 2000 assuming, among other conditions, that the average daily trading volume for the Common Stock for the previous 60 trading days is at least 150,000 shares per day and the average daily trading price for the prior 10 trading days is at least $0.45 per share. Each share of the Series E are convertible any time after issuance at 82.5% of the five day average of the closing bid prices for the five trading days preceding the date such conversion is made. The conversion ratio for Series D and Series E is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits, and similar events.

  The Company received $600,000 less offering costs for the issuance of 60,000 shares of Series D on April 29, 1998. Due to the beneficial conversion features in connection with the issuance of Series D, the Company was deemed to recognize noncash preferred stock dividends totaling approximately $155,000. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of the Series D calculated as of the date of the sale of such stock. The preferred stock dividends were recognized over the period from the date of issuance to the earliest conversion date, which resulted in the recognition of approximately $103,000 of preferred stock dividends in the second quarter of 1998 and approximately $52,000 in the third quarter of 1998. In addition, on April 29, 1998 the Company issued a warrant to the investor for 60,000 shares of common stock with an exercise price of $0.85, expiring in three years and placement warrants for 200,000 shares of common stock with an exercise price of $0.85, expiring in five years.

  On July 27, 1998, the Company received $75,000 less offering costs for the issuance of 7,500 shares of Series E. Due to the beneficial conversion features in connection with the issuance of Series E, the Company recognized noncash preferred stock dividends totaling approximately $15,000 in the third quarter. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of Series E calculated as of the date of the sale of such stock.

   During the third quarter warrants to purchase 1,136,205 shares of common stock for an exercise price ranging from $2.16 to $6.65 expired. Warrants to purchase 50,000 shares of common stock with an exercise price of $0.35 expiring in two years were issued to a financing source. In addition, the Company has reserved for warrants to purchase 200,000 shares of common stock at $0.55 in connection with a finders fee agreement.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


3.  SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                                          Inception,
                                                                            Nine Months Ended          September 4, 1984
                                                                               September 30,                  to
                                                                            1998          1997         September 30, 1998
                                                                        ----------------------------------------------------
Interest Paid                                                           $ 116,418      $  86,678         $1,371,956
Noncash investing and financing activities:
  Equipment acquired through capital lease agreements                                                       266,539
  Equipment and leasehold improvements acquired through notes
   payable                                                                                                   35,775
  Conversion of accrued interest payable to principal on notes
   payable to stockholders                                                                                  105,170
  Conversion of Series A and Series B preferred stock to common
   stock                                                                                                        444
  Conversion of 1996 Series A and B and 1997 Series C preferred
   stock to common stock                                                2,813,579        910,000          4,073,579
  Conversion of debentures to common stock                                                                  640,000
  Deferred offering costs incurred in prior year charged against
   offering proceeds                                                                                         41,000
  Issuance of common stock in connection with purchase of assets of
   VMS, Inc.                                                                                                124,999
  Issuance of common stock in connection with purchase of assets of
   Superstat, Inc.                                                                                           81,819
  Conversion of notes payable to common stock                                                               538,671
  Common stock and warrants issued in lieu of interest expense                                            1,387,300
  Patent assignment and leaseback                                                                           500,000
  Issuance of common stock in connection with Therex settlement                                                  77
  Transfer of note receivable from officer                                                                   25,000
  Write-up of property and equipment on Cathlab due to sale and
   leaseback agreement                                                                                      221,616
  Issuance of common stock and warrants for services                       56,250         28,280          1,091,957
  Issuance of common stock for certain liabilities                        204,756         88,861          1,929,379






4.  INVENTORIES

  Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consisted of the following:

                                                         September 30, 1998   December 31, 1997
                                                         ------------------   -----------------
Raw materials                                                     $ 252,675           $ 225,340
Work in process                                                     140,149             169,657
Finished goods                                                      261,315             253,960
                                                                  ---------           ---------
                                                                  $ 654,139           $ 648,957
                                                                  =========           =========


                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)


5.  COMMITMENTS AND CONTINGENCIES


     On December 8, 1994, a vendor commenced a lawsuit in State District Court of Harris County, Texas against the Company regarding unpaid invoices. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement Agreement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996. The vendor sold the shares for less than the amount owing under the settlement
agreement including applicable interest and legal fees.   In February 1998, the
Company reached an agreement with the vendor for the final payment schedule on the additional balance due of approximately $20,000, which was paid in full in July 1998.


     In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The September 30, 1998 financial statements properly account for notes payable to the plaintiff in the amount of $242,450, related accrued interest and accrued salary. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company.

     In August 1997, a former CFO, Secretary and Treasurer and director of the Company filed a lawsuit in State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company, and is seeking specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company agreed to (a) pay $2,800 in cash in 45 days; (b) issue to the plaintiff stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875; and (c) execute an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999.

     In September 1997, a former distributor filed a lawsuit in State District Court of Harris County, Texas alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. On May 1, 1998 the Company reached an agreement to settle this lawsuit with the issuance of options to purchase 225,000 shares for an exercise price of $0.40 per share, exercisable for six months with registration requirements. The former distributor is currently attempting to void the agreement to settle and continue the pending litigation. Compensation expense of approximately $56,250 was recorded in the second quarter 1998 financial statements to reflect the value of the options granted.


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



6.  YEAR 2000 READINESS



     The Company installed vendor upgrades in 1997 for each of its computer-based applications that will accommodate the millenium change. The Company's processing and manufacturing equipment is not date dependent and on-board CPU's simply control devices without date dependency. The administrative and design computers utilize state of the art, commercially available software which has been tested, and when necessary, modified to be Year 2000 ("Y2K") compliant. To date, more than 60% of the Company's vendors have responded that they are Y2K compliant and will be able to continue to meet our materials and shipping demands beyond the year 2000. Therefore, the Company does not believe the millenium change will have an adverse impact on its operations.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


     The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through September 30, 1998, the Company had an accumulated deficit of $29,266,810. During the first nine months of 1998 the Company focused on CE Mark certification, product development, preparation for launch of the Ahn thrombectomy catheter and continuing the addition of North American distributors to achieve full sales coverage for North America for the first time in the Company's existence as well as securing distributors in key international markets.

     During the nine months ended September 30, 1998, the Company's net sales increased 9% to $393,082 compared with net sales of $360,621 for the same period in 1997. Net sales for the third quarter 1998 increased 27.4% to $136,681 as compared to $107,292 for the third quarter 1997. Foreign export net sales decreased 11.2% for the quarter to $63,550 from $71,562 and 11.5% for the first nine months of 1998 to $201,051 from $227,122. Domestic net sales for the quarter decreased 6.6% to $33,374 from $35,730 while year to date domestic sales increased 17.8% to $106,798 from $90,636. Revenues for other services and projects for the first nine months of 1998 increased to $83,612 from $42,863 or 95.1% compared to the same period in 1997. This is primarily attributable to Original Equipment Manufacturing ("OEM") contracts, set up fees and CE Mark registration costs related to the projects. Foreign export sales decreased primarily due to the requirement by the European Union ("EU") that all medical device products entering the EU after mid-June 1998 must bear the CE Mark. The Company received CE Mark certification in September 1998 and resumed shipments to the EU.

     Cost of sales represented 91.1% and 61.6% of sales for the nine months ended September 30, 1998 and 1997, respectively. The higher percentage in 1998 is due primarily to the cost of implementing ISO 9001 and CE Marking procedures as well as start-up costs associated with the initial OEM contract secured in February 1998 and the Ahn thrombectomy catheter launched in June 1998. In addition the Company sold samples to distributors for use in training at reduced prices and had increased sales of products with lower gross margins than the majority of its existing products.

     Selling, general and administrative expenses decreased 8.1% to $489,335 during the third quarter of 1998, compared to $532,466 for the same period in 1997. Selling expense increased 76.6% to $60,097 as compared to $34,031 for the third quarter 1997 primarily related to the cost of adding, training and supporting the Company's expanding distributor network. Specifically, personnel expense, sales related travel and samples distributed at no charge increased. General and administrative expenses decreased 13.9% to $429,239 as compared to the third quarter 1997 amount of $498,435. Personnel costs decreased approximately $88,500 as administrative personnel were dedicated to regulatory issues this quarter and the costs were reflected in research and development instead. In addition, the Company incurred substantial legal and accounting fees related to ongoing litigation as well as SEC filings required by the Series D and Series E agreements. Legal and accounting fees increased approximately $71,600 for the third quarter of 1998 from approximately $18,600 to approximately $90,200.

     For the nine months ended September 30, 1998, selling, general and administrative expenses increased 9.1% to $1,557,597 as compared to $1,427,423 for the same period in 1997. Selling expense increased 69.9% to $199,312 as compared to $117,334. Personnel expenses increased approximately $34,600 due to staff changes. Travel increased approximately $30,000 due to increased trips, both overseas and domestically, to distributors and trade shows. Samples distributed at no charge increased approximately $21,300 and were used in distributor training and market exposure to hospitals. General and administrative expenses increased 3.7% to $1,358,285 as compared to $1,310,089 for the nine months ended September 30, 1998 and 1997, respectively. This increase is primarily due to legal expenses related to litigation and financing, consultants for CE Mark, and increased personnel costs. CE Marking and ISO 9001 expenses for the first nine months of 1998 total approximately $111,000.


     Research and development expenses totaled $452,371 during the first nine months of 1998, a decrease of 9.9% from the 1997 nine month total of $502,058. These expenses are being slowed until the Company receives

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)


sufficient funding to ensure that, once initiated, projects can be completed as scheduled. The third quarter includes costs for certain regulatory items. It is anticipated that research and development expenses will increase in the last half of the year as the Company focuses on development of its OmniFilter and expanded Phase II OmniCath(R) clinical trials. As the OmniCath(R) Peripheral Atherectomy catheter proceeds through the clinical trials, management estimates that the market for this device is $100 million. The market for the OmniFilter is estimated by management to be $500 million.


     Interest expense decreased 6.5% to $94,429 for the first nine months of 1998, compared to $101,021 for the first nine months of 1997 due to the decrease in notes payable and capital lease obligations.

     Other income for the nine months includes $367 for royalty income, approximately $24,000 from gain on sale of machine shop equipment and $45,000 amortization of the license fee received from Wright Medical Technologies, Inc. for the spinal dissector transaction in 1994. Option expense of $56,250 was recorded in connection with the issuance of an option to purchase 225,000 shares of common stock to a distributor in settlement of litigation. (See Legal Proceedings.)



LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1998, the Company raised additional equity capital via private placements and continues to convert trade debt to common stock to improve the Company's financial position and cash flows. The Company had a working capital deficiency as of September 30, 1998 of $1,378,353, and cash and cash equivalents of $17,000 compared to a deficiency of $627,151 and cash and cash equivalents of $82,789 as of December 31, 1997.


     The net cash used by operating activities of $1,214,722 was approximately $490,622 less than during the same period in 1997. This is due in part to improved accounts receivable collection procedures. During the first nine months of 1998 the cash flow was favorably impacted by the negotiations of debt to equity conversions of approximately $204,756. In addition, the sale of
machine shop equipment provided total cash of $26,000.   Financing activities,
consisting of note proceeds and repayments, capital lease obligations and repayments and proceeds from sale of common stock and warrants, provided cash of $1,174,567. This includes proceeds from the issuance of Series D of $600,000 less $81,974 offering costs and $75,000 less $7,529 offering costs for the issuance of 7,500 shares of Series E.


     The Company requires significant additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral and A-V fistula use, to enter into marketing and distribution arrangements for the OmniCath(R), to commence and continue the development of other products which include the OmniStentTM, Evert-O-CathTM, and other products as well as product enhancements to its existing 100%-silicone balloon catheters, the OmniCath(R), Evert-O-CathTM and OmniStentTM and to expand its manufacturing and distribution abilities with respect to the Cathlab products. The Company is actively seeking additional financing through possible collaborative arrangements, public or private financings, including equity financings, and other arrangements.

     Although the Company has a commitment for a $5 million equity credit line (Series E), certain trading conditions must be met prior to closing. If these conditions are not met and the Company is unable to obtain additional funds, the Company may require additional sources of funding. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such funding is not obtained, the Company's research and development projects will be delayed or scaled back. Failure to receive funds from the equity credit line or additional financing will have a material adverse effect on the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately must achieve profitable operations.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)


                           PART II OTHER INFORMATION
                           -------------------------


ITEM 1.  LEGAL PROCEEDINGS


     On December 8, 1994, a vendor commenced a lawsuit in State District Court of Harris County, Texas against the Company regarding unpaid invoices. On June 15, 1995, the parties to the lawsuit executed a Stipulation of Settlement Agreement, a Consent Judgment and a Stipulation of Dismissal to be held in escrow. The Company agreed to pay $125,000 to the vendor under the settlement agreement; $25,000 was paid upon execution of this stipulation and the balance was included in accounts payable at December 31, 1995. The balance was paid through the issuance of 116,145 shares of the Company's common stock in 1996. The vendor sold the shares for less than the amount owing under the settlement
agreement including applicable interest and legal fees.   In February 1998, the
Company reached an agreement with the vendor for the final payment schedule on the additional balance due of approximately $20,000, which was paid in full in July 1998.


     In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The September 30, 1998 financial statements properly account for notes payable to the plaintiff in the amount of $242,450, related accrued interest and accrued salary. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company.

     In August 1997, a former CFO, Secretary and Treasurer and director of the Company filed a lawsuit in State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company, and is seeking specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company agreed to (a) pay $2,800 in cash in 45 days; (b) issue to the plaintiff stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875; and (c) execute an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999.

     In September 1997, a former distributor filed a lawsuit in State District Court of Harris County, Texas alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. On May 1, 1998 the Company reached an agreement to settle this lawsuit with the issuance of options to purchase 225,000 shares for an exercise price of $0.40 per share, exercisable for six months with registration requirements. The former distributor is currently attempting to void the agreement to settle and continue pending litigation. Compensation expense of approximately $56,250 was recorded in the second quarter 1998 financial statements to reflect the value of the options granted.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)


ITEM 5.  OTHER INFORMATION



     The Company expects to hold its next Annual Meeting on or about May 15, 1999. Management will exercise the discretionary authority granted pursuant to proxies to vote on shareholder proposals submitted from the floor of the Company's Annual Meeting unless the Company receives written notice of a shareholder's intent to submit such a proposal on or before March 1, 1999. The notice submitted by a shareholder should include a statement that the proponent intends to solicit the necessary percentage of shareholder votes to carry the proposal supported by evidence that the stated percentage will actually be solicited. If the Company receives notice, meeting the foregoing requirements, of a shareholder's intent to submit such a proposal by March 1, 1999 pursuant to the rules of the Securities and Exchange Commission, management will not be able to exercise the discretionary authority granted pursuant to proxies to vote for or against such proposal.


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



                                          AMERICAN BIOMED, INC.



Date:  November 13, 1998                  /s/ Steven B. Rash
                                          ------------------
                                              Steven B. Rash
                                               President and
                                     Chief Executive Officer






Date:  November 13, 1998                  /s/ Colene F. Blankinship
                                          -------------------------
                                         Colene F. Blankinship, CPA
                                                         Controller
                                           Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as part of this Report:



 Exhibit
 -------

    27     Financial Data Schedule