Form 10-K
period 1998-12-31
AMERICAN BIOMED INC
filed 1999-06-02
CIK 867572

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
   1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 27, 1999, was $5,827,499.

  The number of outstanding shares of Common Stock, $.001 par value, of the registrant was 40,115,375 shares as of May 27, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----


                                     PART I

 ITEM 1.  Business......................................................     1
 ITEM 2.  Properties....................................................    19
 ITEM 3.  Legal Proceedings.............................................    20
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........    21


                                    PART II

 ITEM 5.  Market For Registrant's Common Stock and Related Stockholder
           Matters......................................................    21
 ITEM 6.  Selected Financial Data.......................................    21
 ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    22
 ITEM 8.  Financial Statements and Supplementary Data...................    27
 ITEM 9.  Disagreements on Accounting and Financial Disclosure..........    27


                                    PART III

 ITEM 10. Directors and Executive Officers of the Registrant............    27
 ITEM 11. Executive Compensation........................................    29
 ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    31
 ITEM 13. Certain Relationships and Related Transactions................    31


                                    PART IV

 ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    33

                                    PART I

Item 1. Business

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  We believe that certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to vary materially from our predicted results, performance or achievements, or those of the industry. Our factors include, among others, the following:

  . General economic and business conditions;

  . Changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

  . Changes in, or failure to comply with government regulations;

  . Demographic changes;

  . Changes in sales mix;

  . Maintaining current pricing levels;

  . The reduction in sales to, or loss of, any significant customers;

  . Maintaining ISO 9001 and CE Mark certification;

  . Changes in methods of distribution and technology;

  . Competition; availability of silicone;

  . Changes in business strategy or development plans;

  . The research or development of particular products or technologies;

  . The anticipated results of research and development activities, related clinical trials and required regulatory approvals;

  . Availability of liquidity sufficient to meet the Company's need for capital;

  . Availability of qualified personnel; and

  . Various other factors referenced in this Annual Report on Form 10-K.

  We will not update the forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

  The forward-looking information referred to above includes, but is not limited to:

  (a) order backlog information;
  (b) expectations regarding sales growth, sales mix, gross margins, manufacturing productivity and selling, general and administrative expenses;
  (c) the availability and utilization of net operating loss carry-forwards and other deferred tax assets for income tax purposes;
  (d) expectations regarding the company's financial condition and liquidity, as well as future cash flows;
  (e) the ability to obtain substantial additional funds;

  (f) the ability to obtain and maintain all necessary patents or licenses;
  (g) the ability to meet applicable regulatory standards and receive required regulatory approvals;

  (h) expectations regarding capital expenditures; and

  (i) expectations regarding the cost of research and development.

General

  American BioMed, Inc. ("Parent Company") develops, manufactures and markets medical, surgical and diagnostic devices. The Parent Company was incorporated September 4, 1984 and closed its initial public offering in October 1991. In 1992 the Parent Company acquired Cathlab Corporation ("Cathlab"). Unless otherwise described herein, references to "The Company" are to American BioMed Inc. and its subsidiary.

  American BioMed, Inc., including its wholly-owned subsidiary, (the "Company"), a development stage enterprise, is engaged in the development, manufacture and marketing of medical devices. The Company's primary technology is directed at interventional cardiology, endovascular surgery and minimally invasive surgical devices. The principal products are atherectomy catheters, stents, clot filters, 100%-silicone balloon catheters and drug delivery catheter systems. The Company's primary business strategy is to design and develop minimally invasive medical devices to treat atherosclerotic disease. The Company holds patents on its OmniCath(R) atherectomy catheter, a device that mechanically removes the atherosclerotic disease ("plaque") from within blood vessels or other synthetic implanted vessel devices. The Company also has patent and/or proprietary rights to stent devices, the OmniStent(TM) and the OmniFilter, a catheter-mounted temporary blood filter. These devices are implantable within the vessel of the body to maintain an open lumen allowing necessary rates of blood flow.

  The third product area, 100%-silicone balloon catheters from which the Company currently derives the majority of its revenue, is protected by a series of patents for the ten 510(k) product approvals which the Company is currently marketing. The Company's subsidiary, Cathlab Corporation ("Cathlab"), manufactures and markets a series of non-angioplasty 100%- silicone balloon catheter products. These products are used to remove arterial blockages and gallstones, to measure the cardiac output of the heart (through thermodilution) and to angioscopically view the interior of the blood vessel.

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

  Efforts are underway to bring the Company's core technologies to market. The Company received Institutional Review Board (IRB) approval at the University of California at Los Angeles authorizing the start of Phase II human clinical trials for the OmniCath(R) peripheral atherectomy catheter to begin in August 1996. The clinical trials at UCLA commenced August 1, 1996 and were temporarily suspended as the Company filed an amended protocol with the FDA for the peripheral indication. The amended protocol was approved on May 8, 1998. The Company expects to resume the clinical trials by mid-1999 and submission to the FDA approximately 18 months later. Currently the Company has eight clinical sites and intends to expand the number of sites to 10 in 1999.

  In addition, the Company plans to amend its Investigative Device Exemption
(IDE) with the FDA in 1999 to conduct human clinical trials for its OmniCath(R) atherectomy catheter for hemodialysis A-V fistula restenosis and expects to receive this approval to start the trials in late 1999. These clinical trials will be conducted in parallel with the ongoing peripheral clinical trials. The Company anticipates completion of these trials before the end of 2000 and hopes to make an FDA submission in the U.S. within six months after conclusion of the clinical trials.

  The Company is moving forward in its efforts to commercialize its OmniStent(TM) and stent delivery system technologies. Management hopes to start clinical trials for these products within twelve months. The Company will require significant additional financing to fund the clinical trials for OmniCath(R), OmniStent(TM) and OmniFilter. (See "Liquidity and Capital Resources.")

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

  There are inherent risks in balloon angioplasty, including vessel dissection, acute closure due to over stretching of the vessel, and the potential that small pieces of plaque will break off and move downstream to block critical parts of the blood vessel. The blood supply to critical heart tissue is temporarily cut off while the balloon is inflated, increasing the risk of a heart attack during the procedure. The balloon-dilated artery may spasm during and/or immediately after the procedure and cut off the blood supply to critical tissues. Balloon angioplasty is generally not considered suitable for patients with extensive atherosclerosis nor for patients who suffer from very severe blockages of arteries that supply large areas of the heart with blood. Additionally, since the atherosclerotic plaque is not removed during the balloon procedure and because certain damage to the inner lining of the arteries can occur when the balloon is inflated, there is a high rate of re-blockage or "restenosis" of the treated artery(ies).

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

  The number of angioplasty (including atherectomy) procedures performed and the market for coronary and peripheral angioplasty devices and accessories have grown at a rapid rate as a result of a number of factors, including the general aging of the world's population. Currently, industry sources estimate the worldwide stent market to be between $1.6--1.9 billion.

Products

 Cathlab Catheters--General

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

 Embolectomy and Bi-Lumen Catheters

  Cathlab manufactures and markets an embolectomy catheter, which is used in procedures to remove arterial blockages (generally, clotted blood), bacteria and other substances ("emboli"). The catheter is passed through a surgical cutting or opening in an artery (an "arteriotomy"), along the artery, and through any suspected emboli, with the balloon deflated. The balloon is then inflated with saline solution and the embolus is removed by withdrawing the catheter tip through the arteriotomy.

  Cathlab manufactures and markets a bi-lumen embolectomy and irrigation catheter which is used to assist in the removal of clotted blood from inside a vessel, as well as, to irrigate a vessel with saline or other drug solutions during a surgical procedure. The Company is currently developing other versions of its bi-lumen catheters utilizing its dual balloon technology. (See Ahn Thrombectomy Catheter.)

 Ahn Thrombectomy Catheter

  The Company received 510(k) approval from the FDA in January 1998 for its new, safer thrombectomy catheter for the treatment of thromboemboli, the removal of clots from blood vessels. The product is named after Dr. Samuel S. Ahn, the product's developer and the Company's Chief Clinical Investigator. This unique catheter incorporates a distal dual balloon design to more effectively remove emboli, as well as a proximal safety balloon indicator which allows the surgeon to visually determine inflation volume. A patent application has been filed with the US Patent and Trademark Office for this product, and the Company launched product sales during the second quarter of 1998.

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

 The OmniCath(R) Atherectomy Catheter

  The OmniCath(R) is an "atherectomy catheter," designed to allow physicians to remove atherosclerotic plaque from obstructed blood vessels throughout the body, enlarging the narrowed vessel openings and thereby restoring normal blood flow. The Company is developing the OmniCath(R) with catheter shafts of several different diameters for use in coronary arteries which feed the heart (5.8 to 7 French) and in peripheral arteries in the abdomen, groin and legs (7 French and 8 French). "French" is a measure of diameter, one French is equivalent to 1/3 of a millimeter. The OmniCath(R) is self-contained and disposable and is powered by a small battery pack and motor assembly in the handle. Connected to the handle is the catheter shaft which will vary in length depending on the distance needed from insertion to the treatment site. The weight of the OmniCath(R) is approximately 11 ounces.

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

  Overall, the OmniCath(R) is designed for ease of use and provides the physician with the capability to multiple lesion atherectomy procedures with a single placement as opposed to the multiple placements often required with balloon angioplasty and competitive atherectomy devices. The OmniCath(R)'s features, including its lightweight and compact construction are designed to provide a competitive advantage over existing atherectomy catheters. (See "Business--Competition.")

  The Company had commenced limited human clinical trials in the United States with the 8 French OmniCath(R) for peripheral use. The device was initially used on patients during 1991 and 1992. Although no adverse effects or complications were observed or reported from the use of the OmniCath(R) on any patient, the trials indicated that the OmniCath(R) needed certain modifications. In July 1992, the Company contracted with an independent third party to conduct a product design review of the OmniCath(R). Based on the results of that review, improvements to the OmniCath(R) were made including increasing battery and motor power for guiding the catheter through the body, strengthening the deflector wires which hold the catheter in place, enhancing the cutter and debris-removal system, and creating a better ergonomically profiled product for the end user. The Company informed the FDA of the improvements in July 1992, and the FDA requested additional information on the modifications before human clinical testing could resume. The Company submitted the additional information and received permission from the FDA to resume Phase I clinical trials in July 1993. The Company completed its Phase I trials and submitted its data to FDA. The Company received approval by the FDA for its Phase II peripheral OmniCath(R) atherectomy clinical trials in 1995 and commenced Phase II on August 1, 1996 at the University of California at Los Angeles. However, the clinical trials were temporarily suspended as the Company filed an amended protocol with the FDA which was approved on May 8, 1998. The Company expects to resume the clinical trials in mid-1999 and submission to the FDA approximately 18 months later. Currently the Company has eight clinical sites and intends to expand the number of sites to 10 in 1999.

  The Company intends to shift its emphasis on Omnicath(R) Clinical Trials for peripheral use to A-V Fistula use as the Company believes A-V Fistula use has greater market opportunities for the Omnicath(R). The Company is amending its Investigational Device Exemption (IDE) with the FDA to conduct human clinical trials for the Omnicath(R) for hemodialysis A-V Fistula restinosis and expects to receive FDA approval to start the trials in late 1999. Submission of the clinical trial data to the FDA is anticipated to be 18 months after FDA approval to initiate the clinical trials is received by the Company.

  The Company has not yet applied for U.S. FDA approval of the OmniCath(R) for coronary use but expects to file for investigative device exemption (IDE) at the successful conclusion of the OmniCath(R) peripheral clinical trials. There can be no assurance that required regulatory approvals will be received on a timely basis or at all. (See "Business--Government Regulation.") The Company received from the U.S. Patent and Trademark Office its sixth patent for the OmniCath(R) on March 17, 1998.

 The OmniFilter

  The Company is developing a percutaneous temporary filter which is mounted on a guide wire and is used to prevent stroke-causing blood clots from reaching various organs of the human body. The filter is deployed remotely, opened within a vessel and then remotely closed, safely and reliably removed with clots intact within a mesh filter containing the entrapped material. The size of the filter is such that blood flow is not significantly reduced through straining, but embolytic debris is caught and retained by the filter. On December 9, 1997 the Company received U.S. Patent No. 5,695,519 titled Percutaneous Filter for Carotid Angioplasty.

  The Company believes that the OmniFilter, which has not been submitted to the FDA for approval, will find significant use in such emerging procedures as percutaneous angioplasty and stenting for carotid arteries, acute lytic procedures for limb salvage, and endoluminal stent grafting for such procedures or endoluminal aortic abdominal aneurysm. There can be no assurances that the product will be approved by the FDA. (See "Business--Government Regulation.")

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

  It appears that the majority of flow-limiting lesions, whether in a duct (biliary), tract (esophageal) or vessel (vascular stenosis, aneurysm, arteriovenous shunts, etc.), are stent treatable. The stent is placed in a relatively conventional manner for angioplasty. The lesion is crossed with a conventional guide wire, and the lesion is pre-dilated using a conventional balloon catheter; using the exchange technique, the delivery balloon catheter is then advanced over the wire to the lesion being treated. At the site of the lesion, initial inflation to 5-6 atm is carried out. To further imbed the coiled stent into the subintimal layers of the arterial wall, higher inflation pressures that expand the compliant delivery balloon to larger diameters are then used.

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

  The bifurcated OmniStent(TM) is a Y-shaped bifurcated stent designed for use in aortic bifurcation. However, small versions may be used at any branched blood vessel. The bifurcated version is also an endless stent overcoming the deficiencies of prior art in construction. However, it is unique in design as no other company has solved the dilemma of manufacturing and deploying a bifurcated stent. All rely on a series of single stents, placed in close proximity, and usually requiring an access from each artery (lateral and contralateral femoral). This is very distressful to the patient requiring a surgical prep, artery puncture and catheter sheath on each side of the groin. Potentially it is twice as difficult, dangerous and time consuming to both patient and doctor as the bifurcated OmniStent(TM). In addition, the Company has developed a process of reproducing the stents using photo etching which significantly reduces cost and production error.

  The Company's stent technology is protected by three patents, U.S. Patent No. 5,342,387 issued August 30, 1994 titled Artificial Support for a Blood Vessel, and U.S. Patent No. 5,607,445 issued March 4, 1997 titled Method and Apparatus for Making a Stent and U.S. Patent No. 5,772,668 issued June 30, 1998 titled Method and Apparatus for Placing and Endoprosthesis. All patents are assigned to the Company.

  The Company's patent includes a proven biocompatible coating used to coat the interior surface of artificial hearts. This neutralized collagen compound is considered to be one of the most blood- and tissue-compatible biomaterials used to construct a smooth blood flow around the device. When applied as a thin film it provides a smooth, biochemically stable protein coating with non-pseudo intimal properties, very little platelet adhesion, and high blood compatibility. In addition, when used as a substrate, the coating bonds easily with various anti-coagulant molecules such as Heparin and phospholipids which are used to further reduce thrombosis. The Company has developed a concept for covering its stents with graft material and plans to file a patent on this process in the future. The endoprosthesis will enable the Company to become active in the endovascular graft market. The greatest advantage in using the endless loop, self-expanding metals is the potential for generating mural pressures within a stenosis sufficient for precise stent-vessel apposition.

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

  The OmniStent(TM) has several advantages over competitive products. It is a dual, endless coil which gives the stent versatility in using almost any material; the dual coil gives more than two times the hoop strength of a single coil; the continuous loop allows easy deployment whether on a balloon, guidewire, or through a sheath (such as the Schneider Wallstent). When coiled, according to the reversible arurate sections (the preferred embodiment in U.S. Patent 5,342,387), the open sections can be used to place at vessel branches allowing open flow into these branches. In addition, the patent claims a bifurcated stent made of the same endless loop, that presents wide applications in peripheral stenting and grafts (the aortoileal stenosis is the most common pathology in peripheral vascular disease). The endless, bifurcated stent can thus be inserted into both iliac vessels from a unilateral (one puncture) technique. It is the most versatile stent in the interventional field.

  Although the Company intends to commercialize the OmniStent(TM) as quickly as possible, there can be no assurances that the product will be approved within a timeframe which will permit the stents to contribute to the Company's need for short-term capital, nor can there be any assurances that the FDA will ever approve the OmniStent(TM).

 The Evert-O-Cath(TM) Drug Delivery Catheter

  The Evert-O-Cath(TM) is a "toposcopic catheter" used to inject fluids and drugs, such as thrombolytic agents (drugs that dissolve blood clots) and chemotherapeutic agents, in the body in an extremely precise and localized manner and to withdraw fluids from the body. The Evert-O-Cath(TM) features a flexible and extremely soft-tipped catheter (the "primary catheter"), inside of which lies a second, interior catheter known as a "topo" element. The thin and flexible toposcopic catheter adapts to the contours of lumen permitting it to be extended further into the body than a conventional catheter. The toposcopic catheter also can be extended around near-total obstructions, causing less friction and less damage to the lumen and allowing passage of the catheter through tight strictures that, otherwise, would be impassable. The Evert-O-Cath(TM) is designed to be useful for reaching remote or extremely fragile places in the body that, currently, are inaccessible to other catheters.

  The most applicable use of the Evert-O-Cath(TM) is in conjunction with balloon angioplasty where it can be used to both dilate and deliver localized drugs to the angioplasty site to modulate restenosis or thrombus formations.

  The Company is developing a dilating version of the Evert-O-Cath(TM) to combine drug delivery with angioplasty. As an angioplasty catheter, the Evert-O-Cath(TM) is expected to provide a method of extruding a drug delivery balloon from the interior of a catheter. In addition, the eversion of the balloon from within the Evert-O-Cath(TM) makes the placement through narrow and tortuous blood vessels, such as saphenous vein grafts, much easier than with conventional balloon catheters. This procedure, when used in fragile grafts, should result in less abrasion to arterial walls, and fewer cases of downstream blockage of the blood vessel by dislodged plaque. The everting balloon could remain extruded continually during dilatation from the Evert-O-Cath(TM) allowing perfusion through the lumen and thus making multiple and prolonged dilations easy to perform without withdrawing the catheter from the vessel.

  A version of the Evert-O-Cath(TM) was approved by the FDA for certain non-coronary applications in July 1994. The Company developed prototypes during 1994 and, based on feedback from potential users of the dilating Evert-O-Cath(TM) the prototypes have been modified to better satisfy existing medical needs. The Company intends to file a 510(k) Notification with the FDA with respect to these modifications when the Company is convinced there is a commercial market application for this product. There can be no assurance that a favorable determination with respect to the Company's 510(k) Notification will be obtained. (See "Business--Government Regulation.")

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

                         Regulatory Status of Products
                            As of December 31, 1998

                                              510(k)*       FDA        Revenue
                   Product                    Number       Status        Y/N
                   -------                    ------- ---------------- -------
Arterial Embolectomy Catheter (3Fr--7Fr)..... K881455  Approved 4/6/88     Y
Bi-lumen Irrigation Catheter (5Fr--7Fr)...... K893680  Approved 8/1/89     Y
Bi-lumen Irrigation Catheter (3Fr--4Fr)...... K897184 Approved 3/14/90     Y
Foley Urological Catheter.................... K862124 Approved 8/14/86     N
Thermodilution Catheter...................... K893435  Approved 5/2/89     Y
Arterial Embolectomy Catheter (2Fr).......... K905139  Approved 2/5/91     Y
Angioscopic/Angiographic Irrigation Catheter
 (6Fr--8Fr).................................. K897051 Approved 3/16/90     N
Biliary Catheter............................. K910917  Approved 8/2/91     Y
Occlusion Catheter........................... K910916 Approved 6/24/91     Y
Thrombectomy Catheter (dual balloon)......... K972572 Approved 1/13/98     Y
Evert-O-Cath(TM) Catheter (drug delivery).... K922455  Approved 7/7/94     N
OmniCath(R)..................................     N/A      IDE Filed**     Y
OmniFilter Guidewire Micro Filter............     N/A      Development     N
OmniStent(TM)................................     N/A      Development     N
Spinal Dissector.............................     N/A      Development     N
Heart Assist Pump............................     N/A      Development     N
Needle Scope.................................     N/A      Development     N

--------
 * See "Business--Government Regulations"
** Investigational Device Exemption ("IDE")

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

Marketing Plans and Arrangements

  The Company is focused on increasing the exposure in the market place for the Company's proprietary products and technologies. The identification and selection of qualified distributorships, both international and domestic, is a key component to this strategy. Currently the Company has ten North American and thirty international distributors.

  Sales to Sorin BioMedica ("Sorin"), (based in Italy), and K's Projects, (based in Japan), represented 13.3% and 10.5% of the Company's total 1998 net sales, respectively. Revenues from Original Equipment Manufacturing ("OEM") for Polamedco, (based in California), represented 15.6% of the Company's total 1998 net sales. The remainder of net sales to any one customer were less than 10%. Sorin, K's Projects and Polamedco are not affiliated with the Company. The loss of these major accounts would be material to the Company's overall results of operations, financial position and cash flow.

  The following summary indicates the Company's percentage of sales within geographic regions for the years 1998, 1997, and 1996:

                          Region                  1998 1997 1996
                          ------                  ---- ---- ----
         United States........................... 45.3 34.5 45.5
         Italy................................... 13.3 16.9 18.7
         South America...........................  1.5 12.0 16.0
         Japan................................... 11.3  9.1  1.3
         Other European Countries................ 19.3 15.7 12.1
         Other (1)...............................  9.3 11.8  6.4

--------
(1) Includes India, Mexico, Latin America, and Canada

  A network of independent manufacture representatives will support the Company's domestic distributors commencing in late 1999. These representatives will be compensated by commission on actual sales and will be the liaison and marketing support to our rapidly growing distributor network. The continual focusing of distributor sales people is paramount to a successful distributor based marketing program. Management believes that by bringing the sales and marketing support to the field level, the Company will enhance customer service support to both the distributor and to end user customers. The Company's application engineers and clinical support personnel will supplement the efforts of the manufacturer's sales representative and distributors by providing all customers with in-service training and product education. Management will continue to attend key industry symposiums and conventions where the concentrated exposure to important decision-makers can be achieved and enhance the marketing visibility of our products. Journal advertising, strategic mailings, and sponsorship of academic-based research articles are planned for 1999 to support the Company's sales efforts.

  The Company continues to add additional international distributors to its distributor network. These distributors aid in the completion of the regulatory procedures needed to gain approval to sell the Company's products in a given geographical area. In 1998 regulatory approval was granted for the Company's silicone balloon catheter products in the countries of Japan, Korea, and Australia. The registration process is continuing in China and Brazil. In addition, the regulatory process continues on the Company's OmniCath(R) atherectomy catheter product in Japan, Korea, and those countries utilizing CE Mark. The Company plans to add up to twenty international distributorships during calendar year 1999 in targeted global markets where the Company's products are currently not represented.

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

  The Company received ISO 9001 certification January 12, 1998. In February 1998 the Company entered into an OEM agreement with Polamedco, Inc. to manufacture up to 300,000 units annually of its nasopharyngeal airway products in assorted sizes. Polamedco represents the Company's first OEM contract and is a direct result of the Company's receipt of ISO 9001 certification. By securing suitable OEM arrangements, the Company hopes to achieve greater marketing coverage while maintaining sales increases with its distributor network. The Company is currently in discussions with other medical manufacturers/strategic partners for OEM distribution of the Company's products. In addition, the Company is pursuing private label opportunities to provide OEM manufacturing for existing products and products not currently manufactured but that capitalize on the Company's existing silicone balloon technologies.

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

Government Regulation

  The 100%-silicone balloon catheters, atherectomy catheters, guidewire microfilter and stent devices which have been and are being developed by the Company (and any products intended to be researched, developed or marketed in the future) are all medical devices subject to regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder (the "FDC Act"), the FDA regulates and must approve the manufacture, distribution and promotion of medical devices in the United States. Various states and foreign countries in which the Company's products may be sold in the future may impose additional regulatory requirements. For example, the countries of Japan, Korea, India, China and Australia have Ministries of Health and have an approval process that may take as much as nine months to gain import sales approval. European countries (comprising the European Union) now require the CE Mark on medical devices before they can be imported. Other countries require administrative product registration which is a process that takes approximately three weeks.

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

  Cathlab has ten specialty products which have all received marketing clearance via the 510(k) Notification process. The Company is currently marketing the embolectomy catheter, bi-lumen irrigation catheter, occlusion catheter, biliary gall stone removal catheter, thermodilution catheter and the angiographic/angioscopic catheter.

The new Ahn Thrombectomy catheter was launched in the second quarter 1998. The facility housing Cathlab has been inspected by both the federal and state FDA and has been licensed for operation as a medical device manufacturer. The Company passed its latest FDA inspection in May 1996 and received no 483 violations during the inspection. In addition, the Company received ISO 9001 certification in January 1998, EN46001 certification in September 1998 and successfully registered the above named products for the CE Mark.

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

Third Party Reimbursement

  Hospitals, physicians and other healthcare providers that purchase medical devices, such as the Cathlab products, OmniCath(R), OmniStent(TM) or the Evert-O-Cath(TM) for use in furnishing care to their patients, typically rely on third-party payers, principally Medicare, Medicaid, and private health insurance plans, to reimburse all or part of the costs or fees associated with the medical procedures performed with those devices, and/or of the costs of acquiring those devices. Cost control measures adopted by third-party payers in recent years, including the Medicare prospective payment system for inpatient hospital patients, and reductions in Medicare payments for hospital outpatient services and capital costs, have had and may continue to have a significant effect on the purchasing practices of many providers, generally causing them to be more selective in the purchase of medical devices. Limitations may be imposed upon the conditions for which procedures may be performed or on the cost of procedures for which third-party reimbursement is available, which may adversely affect the market for the Company's products. In addition, if competing devices or procedures are available, choices may be made on the basis of price. While the Company cannot predict the cost of its devices, or the procedures to be performed with its products, or the relative cost and efficacy of competing products or procedures, changes in third-party payer reimbursement practices regarding the procedures performed with medical devices sold by the Company may adversely affect the Company's financial position, results of operations, and cash flows.

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

  While a limited number of national coverage decisions are made by HCFA, in general, the determination of whether a procedure satisfies these standards is made by the Medicare carrier or intermediary which processes claims for reimbursement within that carrier's or intermediary's jurisdiction. The Company has not requested a national coverage decision with respect to procedures to be performed using the OmniCath(R), the OmniStent(TM) or the Evert-O-Cath(TM) because the Company believes that procedures utilizing other catheter products are currently covered by Medicare, the Company does not intend to request a decision. The unavailability of third-party coverage or inadequacy of third-party reimbursement for procedures using the OmniCath(R), the OmniStent(TM) or the Evert-O-Cath(TM) could adversely affect the Company's ability to market those products.

  The Company is unable to predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to the Company's business or the healthcare industry, including third-party coverage and reimbursement, or what effect any such legislation or regulation may have on the Company.

Manufacturing

  The manufacturing facility received ISO 9001 certification on January 12, 1998. ISO (International Standards Organization) is an international federation of national normalization organizations representing approximately 100 countries. ISO 9001 is a quality-assurance model that conforms to internationally accepted guidelines on management and system elements, and is used by companies that design, produce, inspect, test, install and service items. Certification by the Registrar significantly validates a company's commitment to product quality and customer service. To expand international activities, the Company contracted with a large European Notified Body to obtain the CE Mark for certification of product quality for its entire product line. The European Commission currently requires CE Marking for many products sold in the European marketplace. On September 7, 1998 the Company received the CE Mark along with certification to EN46001.

  The Company's primary manufacturing and research and development center operates within the Cathlab Division. Cathlab is located in a modern, 13,000 square foot facility in Irvine, California and benefits from the close proximity of medical research facilities associated with various universities, as well as UCLA Medical Center and our Scientific Advisory Board. Cathlab has ten FDA approved balloon catheters that are used primarily in vascular surgery for the removal of embolus (blood clots). Six of the catheters are currently being marketed within the domestic and international marketplace. The Company's newest product, the Ahn Thrombectomy Catheter, a dual balloon catheter, was launched in the second quarter 1998.

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

  Cathlab is currently producing 30,000 embolectomy, thrombectomy (dual balloon), bi-lumen irrigation, occlusion, angioscopy, biliary and cardiac output catheters of advanced silicone technology. Cathlab has the capacity to manufacture approximately 120,000 balloon catheters annually. In addition, the OmniCath(R) is presently being manufactured in the facility for clinical trials on a limited production basis but the plant has the capacity to manufacture 12,000 annually. On March 26, 1999, the Company entered into a strategic manufacturing alliance with Manufacturing & Research, Inc. ("MRI") and will relocate its manufacturing facility to Tucson, Arizona. The facility will be managed and operated by MRI (See "Subsequent Events.")

  Management believes that the Company is now positioned to capitalize on its silicone manufacturing expertise and patented minimally invasive technologies. Since receiving ISO 9001 certification in January 1998, and CE Mark certification in September 1998, the Company has received unsolicited requests to manufacture unique devices to the specifications of third parties, indicating growth potential in the OEM market. One OEM contract for 100,000 units per year is currently in force and another incorporating the manufacture of other product lines is being discussed.

Research and Development

  The Company's research and development efforts as well as its ongoing technical support activities were consolidated in the Irvine, California facility in September 1996. The consolidation resulted in a better utilization of resources, annual cost savings, improved communication and reduced product development lead times. As a result of this decision the 4,800 square foot facility in The Woodlands, Texas was closed and all R&D prototypes, Computer-Aided Design (CAD), testing apparatus, ink drawing plotters and computer simulation work stations have been consolidated in Irvine, California, greatly improving the utilization of this equipment. As a result of the MRI strategic alliance, all research and development for silicone balloon catheters will be conducted in MRI's Tucson facility utilizing the Company's ISO 9001 and CE Mark specifications. Research and development activities for other products will be subcontracted to outside development organizations under the Company's oversight.

  The Company's research and development efforts in interventional cardiology are aimed at increasing the convenience, ease and speed for use of percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal angioplasty ("PTA") devices (including balloon and atherectomy catheters) while expanding the clinical applications for which PTCA and PTA are appropriate. The development of superior PTCA and PTA catheters requires the resolution of several conflicting performance parameters, including catheter profile (diameter), trackability (the ability to follow the paths of tortuous arteries) and pushability (the ability to push through tight strictures). Meeting these conflicting objectives requires expertise in a number of technical disciplines that the Company must develop and retain internally. Research and development expenses in the fiscal years ended December 31, 1998, 1997, and 1996 were $471,724, $648,049, and $640,792, nearly all of which was applied to the development of the OmniCath(R), OmniStent(TM) and Evert-O-Cath(TM). Research and development expenses decreased 27.2% in 1998 over 1997 and increased 1.1% in 1997 over 1996. Research and development efforts for the foreseeable future will be focused on the Company's core technologies which include balloon catheters, OmniCath(R), OmniStent(TM), OmniFilter and Evert-O-Cath(TM) drug delivery system. The Company anticipates that research and development expenses will increase as products approach commercial viability and may be funded by increased revenue generated through Cathlab Division sales, from the sale of ancillary technology or through joint development agreements with strategic partners. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

  Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases which revised the schedule of lease payments and extended the maturity date to October 1, 1998. The leases are currently being restructured.

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

  The Company has four trademarks: the OmniCath(R), the OmniStent(TM), the Evert-O-Cath(TM) and Cathlab Corporation(R). The Company has applied to register the OmniStent(TM), however, there can be no assurance that federal registration will be obtained. "Cathlab Corporation(R)" and "OmniCath(R)" are registered trademarks.

Competition

  Competition in the biomedical industry is intense. Cathlab's catheters compete directly with similar products sold by a number of companies including Baxter, Applied Vascular and Ideas for Medicine. There can be no assurance that these products will be able to obtain or maintain a sizable market share, if any. There are many companies and academic institutions that are capable of developing products of similar design, and that have developed and are capable of developing products based on other technologies, that are or may be competitive with the Company's current and proposed products. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than the Company, and have established reputations for success in the development, sale and service of products. These companies and academic institutions may succeed in developing competing products that are more effective than those of the Company or that receive FDA approval more quickly than the Company's products. The Company's ability to compete will be dependent upon its ability to get products approved by regulatory authorities and introduced to the market, including the arrangement of a distribution network, and to provide products with advanced performance features, none of which can be assured.

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

  While lasers, ultrasonic angioplasty devices and other new modalities have proliferated over the past several years, none of these technologies has yet been shown to reduce the restenosis rate or to reduce the overall procedural cost of angioplasty. Lasers are particularly expensive (most laser angioplasty systems sell for $100,000-$300,000), and the Company believes lasers will be accepted only if significantly better results can be shown clinically. Lasers have been found to be damaging to the arterial wall, and non-laser versions including thermal balloon devices, spark ablation systems, and other new modalities are currently under development and have not reached commercialization. The Company believes that direct removal of tissue without thermal effect may be the most desirable approach for angioplasty, as most thermal systems cause trauma to the arterial wall, resulting in proliferation of fibrous tissue and early restenosis.

  The Company does not know of any person or entity currently marketing a toposcopic catheter with features similar to the Evert-O-Cath(TM).

Employees

  As of March 31, 1999, the Company had 25 full-time employees, 1 in research and development, 1 in sales and marketing, 1 in regulatory affairs, 14 in manufacturing, 2 in quality control and 6 in corporate management and administration. None of the Company's employees are represented by labor unions. As of April 30, 1999 the Company will relocate its manufacturing operation to Arizona and close the California facility. The facility will be staffed and managed by the Company's new strategic partner. (See Subsequent Events.)

Executive Officers of the Registrant

  The following table sets forth information pertaining to executive officers of the Company:

            Name         Age                      Position
            ----         ---                      --------
    Steven B. Rash......  51 President, Chief Executive Officer and Chairman of
                             the Board
    Marshall Kerr.......  48 Vice President, Sales and Marketing
    Colene Blankinship..  49 Controller, Chief Accounting Officer, Secretary
                             and Treasurer

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

  Colene Blankinship, CPA joined the Company February 7, 1995 as Controller and became the Chief Accounting Officer November 1995. She was elected Secretary/Treasurer February 4, 1997. From 1992 through 1994 Mrs. Blankinship served as Controller of Excel Resources, Inc., a gas marketing company in Houston, Texas. She has 13 years experience in public accounting which includes 9 years with the local firm of Tribolet, Fuller & Associates, P.C., Humble, Texas. Mrs. Blankinship attended Texas Tech University and North Harris County College and is a CPA. Mrs. Blankinship is the national secretary of the American Society of Women Accountants, a position she has held since July 1998 and has been a national board member since July 1996.

Item 2. Properties

  The Company leases approximately 2,400 square feet of space at 10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas, which houses its corporate headquarters. The three-year lease commenced June 1, 1997. The Company believes that this facility is adequate for its operations during the remaining term of the lease.

  In connection with the Company's acquisition of Cathlab Corporation, it now leases approximately 13,000 square feet of space at 17991 Fitch, Irvine, California, which houses the manufacturing, research and development, and sales facilities. The lease commenced on September 1, 1990, and beginning in September 1998, the lease is on a month-to-month basis. Currently the plant is utilizing 90% of the available floor space and is operating at approximately 40% of capacity for one shift and will add employees as the demand for product increases. The Company will relocate its manufacturing facility on April 30, 1999 to its strategic manufacturing partner's facility in Tucson, Arizona. The Company's strategic manufacturing partner, Manufacturing & Research, Inc. ("MRI"), will staff and manage the facility and will manufacture the Company's products under a licensing agreement. (See Subsequent Events.) The Company's Irvine facility will be closed once it transitions to MRI's facility.

  The Company subleased 3,000 square feet to an unrelated party in January 1996 for $3,000 per month, which terminated April 30, 1997 upon early notification by the lessee.

Item 3. Legal Proceedings

  In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company. The Company agreed to give the plaintiff an agreed judgment totaling $400,000, which may not be executed until after February 15, 1999 with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plantiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion the security interest in the OmniFilter may be moved to the stent patent with the same stipulation as to subordination. The judgment was paid in April 1999.

  In August 1997, a former Chief Financial Officer, Secretary and Treasurer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company and is seeking specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company agreed to (a) pay $2,800 in cash in 45 days; (b) issue at no cost the plaintiff's stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875; and
(c) execute an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999.

  In September 1997, a former distributor filed a lawsuit in the State District Court of Harris County, Texas alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. On May 1, 1998 the Company reached an agreement to settle this lawsuit with the issuance of options to purchase 225,000 shares for an exercise price of $0.40 per share, exercisable for six months with registration requirements. The former distributor attempted to void the agreement and continue the pending litigation. The case was finally resolved by extending the exercise period to three years from the date the new option agreement was signed by the Company. Compensation expense of approximately $56,250 was recorded to reflect the value of the options granted.

  In January 1999, a former distributor filed a lawsuit in the State District Court of Georgia alleging breach of contract and is seeking $34,000 plus pre-judgment interest. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows.

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

  None

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


                                                                Common Stock
                                                              -----------------
                                                                High     Low
                                                              -------- --------
      Year Ending December 31, 1997
        First Quarter........................................ $1.62500 $1.00000
        Second Quarter.......................................  1.09375  0.68750
        Third Quarter........................................  0.71875  0.40625
        Fourth Quarter.......................................  0.59000  0.21000
      Year Ending December 31, 1998
        First Quarter........................................  0.82000  0.31000
        Second Quarter.......................................  0.95000  0.50000
        Third Quarter........................................  0.58000  0.27000
        Fourth Quarter.......................................  0.30000  0.16000

  As of March 4, 1999 there were 335 holders of record and approximately 3,000 additional beneficial shareholders of the Company's common stock. The closing Inter-dealer prices for the Company's common stock on March 4, 1999 was $0.19.

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

Item 6. Selected Financial Data

  The selected financial data presented below has been derived from the consolidated financial statements of the Company (A Development Stage Enterprise). The Company declared no common stock dividends during any period presented. The operating results of Cathlab Corporation since the respective dates of acquisition are included in the selected operating statement data below. This data should be read in conjunction with the consolidated financial statements included elsewhere herein.

Selected Operating Statement Data:

                                                                                                      Inception,
                          Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year     Fiscal Year      September 4,
                             Ended         Ended         Ended         Ended           Ended            1984 To
                          December 31,  December 31,  December 31,  December 31,    December 31,     December 31,
                              1998          1997          1996          1995            1994             1998
                          ------------  ------------  ------------  ------------    ------------     -------------
Sales, net..............  $    550,717  $    545,473  $    579,533  $    660,770    $    637,375     $   4,410,837
Cost of sales...........      (546,409)     (482,360)     (420,838)     (649,355)       (782,729)       (4,261,675)
Interest income.........         2,429        44,200         4,252         7,239             902           156,363
Other income (expense)..       (36,499)       25,766      (114,762)    1,561,203(2)      (56,209)(1)     1,906,051
Interest expense........      (144,774)     (183,538)     (313,914)     (276,688)       (182,606)       (3,023,750)
Research and development
 expense................      (471,724)     (648,049)     (640,792)     (537,962)     (1,167,773)       (8,369,766)
Selling, general and
 administrative
 expense................    (1,983,824)   (2,075,695)   (1,718,595)   (2,169,591)     (2,235,116)      (19,516,454)
Distributor settlement..            --            --            --            --              --        (1,080,915)
                          ------------  ------------  ------------  ------------    ------------     -------------
Net loss................    (2,630,084)   (2,774,203)   (2,625,116)   (1,404,384)     (3,786,156)      (29,779,309)
Less preferred stock
 dividends..............     ( 170,031)           --    (1,183,413)           --              --        (1,353,444)
                          ------------  ------------  ------------  ------------    ------------     -------------
Net loss available to
 common shareholders....  $ (2,800,115) $ (2,774,203) $ (3,808,529) $ (1,404,384)   $ (3,786,156)    $ (31,132,753)
                          ============  ============  ============  ============    ============     =============
Net loss per common
 share..................  $      (0.11) $      (0.18) $      (0.34) $      (0.15)   $      (0.46)
                          ============  ============  ============  ============    ============
Average number of common
 shares outstanding.....    26,302,790    15,528,231    11,310,592     9,362,198       8,188,980
                          ============  ============  ============  ============    ============

--------
(1) Other expense in December 31, 1994 includes the write-off of the Superstat assets.
(2) Other income in December 31, 1995 includes $1,000,000 forfeited escrow deposit received from USSC and sale of OmniCath(R) EPO patent to Guerbet.

Selected Balance Sheet Data:

                                                 December 31
                         ---------------------------------------------------------------
                            1998         1997         1996         1995         1994
                         -----------  -----------  -----------  -----------  -----------
Working capital
 (deficit).............. $(1,852,718) $  (627,151) $  (256,206) $(3,827,287) $(3,246,020)
Total assets............   1,615,469    1,945,056    3,069,151    1,883,278    2,445,076
Long-term debt, net of
 current maturities.....      29,928       71,855      110,472           --          611
Capital lease
 obligations, net of
 current maturities.....       2,274           --      302,766        7,095       18,033
Total liabilities.......   2,817,701    1,847,905    2,940,556    4,685,133    4,002,192
Preferred stock.........          42            2            3           --           --
Deficit accumulated
 during the development
 stage.................. (29,779,309) (27,149,225) (24,375,022) (21,749,906) (20,345,522)
Total stockholders'
 equity (deficit).......  (1,202,232)      97,151      128,595   (2,801,855)  (1,557,116)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From its inception through December 31, 1998, the Company had an accumulated deficit of $29,779,309. During 1998 the Company focused on CE Mark certification, product development, launch of the Ahn thrombectomy catheter and continuing the addition of North American distributors, as well as securing distributors in key international markets. The Company achieved full sales coverage for North America for the first time in the Company's existence.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

  During the year ended December 31, 1998, the Company's net sales increased 1.0% to $550,717 compared with net sales of $545,473 for the same period in 1997. Year to date domestic sales increased 32.4% to $249,397 from $188,391, while foreign export net sales decreased 15.6% for the year to $301,320 from $357,083. Foreign export sales decreased primarily due to the requirement by the European Union that all medical device products sold in the European Union after mid-June 1998 must bear the CE Mark. The Company received CE Mark certification in September 1998 resulting in interrupted sales to our European distributors for approximately four months. Revenues for other services and projects for the year ended 1998, which are included in domestic sales, increased to $119,857 from $40,083 or 199.0% compared to the same period in 1997. This is primarily attributable to Original Equipment Manufacturing ("OEM") contracts.

  Cost of sales represented 99.2% and 88.4% of net sales for the years ended 1998 and 1997, respectively. The higher percentage in 1998 is due primarily to the cost of implementing ISO 9001 and CE Marking procedures as well as start-up costs associated with the OEM contracts and the Ahn thrombectomy catheter launch. In addition the Company sold samples to distributors for use in training at reduced prices and has increased sales of products whose gross margins are lower than the majority of its existing products.

  Selling, general and administrative expenses decreased 4.4% to $1,983,824 during 1998, compared to $2,075,695 in 1997. Selling expenses increased 41.7% to $255,072 as compared to $180,057 for 1997, while general and administrative expenses decreased 8.8% to $1,728,753 as compared to $1,895,638 in 1997. Sales and marketing personnel expenses increased approximately $25,000, sales-related travel increased approximately $35,400 and approximately $22,000 more samples were distributed at no charge in 1998. Administrative personnel costs decreased approximately $185,000 due to several factors. Salary and related compensation expense was reduced because of a favorable settlement of a lawsuit, approximately $34,000 was reclassed to cost of goods sold and changes in staff during 1998. Expenses related to the CE Mark and to ISO 9001 increased by approximately $75,000 during 1998 as compared to 1997. In addition, the Company incurred substantial legal and accounting fees related to ongoing litigation and SEC filings required by the Series D and Series E agreements.

  Research and development expenses totaled $471,724 during 1998, a decrease of 27.2% from the 1997 total of $648,049. Most research and development activities have been significantly reduced until the Company receives funding to ensure that, once initiated, projects can be completed as scheduled. It is anticipated that research and development expenses will increase once funding is received and the Company focuses on development of its OmniFilter and expanded Phase II OmniCath(R) clinical trials. As the OmniCath(R) Peripheral Atherectomy and A-V Fistula catheters proceed through clinical trials, management estimates that the market is approximately $250 million for both uses of this device. The market for the OmniFilter is estimated by management to be $500 million.

  Interest expense decreased 21.1% to $144,774 for 1998, compared to $183,538 for 1997. During 1997 the Company recorded approximately $57,000 for lawsuit settlements offset by interest on debt acquired during the latter part of 1998. The Company earned approximately $2,400 from interest-bearing checking accounts.

  Other income for 1998 includes $367 for royalty income, approximately $22,000 from net gain on sale of machine shop equipment and $60,000 amortization of the license fee received from Wright Medical Technologies, Inc. for the spinal dissector transaction in 1994. Compensation expense of $82,119 was recorded for the issuance of options and warrants to purchase common stock.

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

  During 1997 the Company focused on productivity improvements, ISO 9001 certification, CE Mark certification process, product development and clinical investigational programs. The addition of domestic distributors became the focus during the fourth quarter of 1997 and continues to receive priority in 1998.

  Net sales decreased 5.9% for 1997 compared to 1996. The decline is due to the ineffectiveness of the Company's sales team during the first nine months of 1997. Quotas were not met, leads were not diligently pursued and customer service deteriorated. Corrective action was taken and the sales staff was replaced in October resulting in fourth quarter 1997 net sales of $184,852 compared to $162,336 fourth quarter 1996 net sales. Foreign export net sales increased to 65.5% in 1997 compared to 54.5% in 1996. Four new domestic distributors were added during the fourth quarter 1997. The first will concentrate its sales efforts in California, Nevada and Arizona; the second will focus its efforts in Pennsylvania, Ohio and Indiana markets; the third serves the Northwestern U.S. market, primarily Oregon, Washington, Montana and Idaho; and the fourth will concentrate its efforts in the Southwest and Rocky Mountain regions.

  Cost of sales percentage is 88.4% of 1997 net sales as compared to 72.6% of 1996 net sales. The increase in cost of sales percentage is due primarily to a year-end adjustment to inventory standard cost as well as to the increased sales of one of the Company's least profitable items. Standard costs increased due to vendor changes for some items, a change in standard quantities purchased, and normal price increases for component parts that had not been reflected in pricing for more than two years.

  During 1997 total selling, general and administrative expenses increased 20.8% to $2,075,695 from $1,718,595. The overall increase is due to several factors. First, the sublease of 3,000 square feet of the Cathlab facility for $3,000 per month which began in January 1996 terminated April 30, 1997 upon proper notification by the lessee. Sales and marketing expenses increased approximately $19,000 primarily due to salaries and payroll-related expenses. Other salaries and payroll-related expenses increased approximately $239,000 due to the hiring of two additional corporate personnel and a quality assurance manager, as well as salary and benefit increases. Two other areas increased significantly. Legal and accounting expenses increased approximately $35,000 or 25.3% and insurance increased approximately $34,000 or 49.8%. Product liability insurance was added during the third quarter 1997 as the Company became more proactive in risk management. The Company began the ISO 9001 certification process in the fourth quarter of 1996 and the CE Mark certification process in the second quarter 1997. Expenses related to the two certification processes during 1997 were approximately $54,000.

  Research and development expenses for 1997 increased 1.1% compared to the same period in 1996.

  Interest expense decreased 41.5% to $183,538 in 1997 compared to $313,914 in 1996 due to the decrease of over $1 million in notes payable and capital lease obligations.

  For the period from inception to December 31, 1997, the Company's other income of $1,942,550 consisted primarily of $1 million received in connection with a forfeited option fee from United States Surgical Corporation ("USSC"), approximately $495,000 realized gain from the sale of the European patent for the OmniCath(R) atherectomy catheter to Guerbet S.A. of France ("Guerbet") for a purchase price of $500,000 cash, $400,000 received from Guerbet in 1991 in connection with the development of certain of the Company's products, and $200,000 amortization of the license fee received from Wright Medical Technologies, Inc.

Liquidity and Capital Resources

  During 1998 the Company raised equity capital via private placements and continues to convert trade debt to common stock to improve the Company's financial position and cash flows. The Company had a working capital deficiency as of December 31, 1998 of $1,852,718, and cash and cash equivalents of $36,463 compared to a deficiency of $627,151 and cash and cash equivalents of $82,789 as of December 31, 1997.

  The net cash used by operating activities of $1,588,625 for 1998 was approximately $700,000 less than during the same period in 1997. This is due in part to improved accounts receivable collection procedures. In addition, because of cash shortages the Company has increased payment time to vendors from 30 to 45 days to 90 to 120 days. Purchases were also reduced and lead time decreased. During 1998 the cash flow was favorably impacted by the negotiations of debt to equity conversions of $122,333. In addition, the sale of machine shop equipment provided total cash of $26,000. Financing activities, consisting of note proceeds and repayments, capital lease obligations and repayments and proceeds from sale of common stock and warrants, provided cash of $1,579,758. This includes proceeds from private placements of $468,000 and from the issuance of Series D and E of $675,000 less $89,503 offering costs.

  The net cash used by operating activities in 1997 of approximately $2.3 million was 38.2% more than in 1996. In 1996 the cash flow was favorably impacted by the negotiations of debt to equity conversions of approximately $1.5 million with various stockholders, vendors and a bank. In addition, two consultants were paid in stock rather than cash.

  Cash flows of $37,459 were used by investing activities in 1998 as compared to cash used by investing activities of $185,046 and $76,923 in 1997 and 1996, respectively. In 1998 capital expenditures were reduced pending additional funding; capital expenditures were $35,161, $142,206 and $46,773 in 1998, 1997 and 1996 respectively. Additions in 1996 included new computers and leasehold improvements to the Cathlab facility to facilitate the relocation of the research and development activities from Texas. During 1997 the Company purchased additional computers, accounting software upgrades, manufacturing equipment and molds. The vendor upgrades made to each of the Company's computer-based applications accommodates the millenium change. The Company is, however, in the process of identifying any current suppliers who are not prepared to offer assurances that their systems will be Year 2000 compliant. In addition, the Company continues to invest in the development and maintenance of its patents as evidenced by the expenditure of $28,298, $44,356, and $31,414 for the years ended December 31, 1998, 1997 and 1996, respectively. Since inception, the Company has expended $509,642 on internally developed patents.

  Cash flows of $1,579,758, $1,371,414, and $2,906,223 were provided by financing activities for the years ended December 31, 1998, 1997, and 1996, respectively. Since inception, financing activities have provided net cash of $22,096,038. Financing activities consist of proceeds from and repayments of notes, capital lease obligations and repayments, proceeds from the sale of debentures, preferred stock, common stock, warrants and options, offering and financing costs, cash dividends on preferred stock and the acquisition of treasury stock.

  In March 1997 the Company raised $2.5 million capital pursuant to an offering of the Company's equity securities. Offering costs of $287,590 were paid from the proceeds of this transaction.

  In February 1996, the Company and Zanett, a financial consulting firm, signed an agreement whereby Zanett agreed to assist the Company in raising capital pursuant to an offering of the Company's equity securities. (See "Related Party Transactions.") Funds of approximately $1.7 million were raised in the first offering. An additional $1.5 million was received pursuant to an offering of the Company's securities in November 1996. As a result of Securities and Exchange Commission guidance issued in early 1997 with respect to beneficial conversion features in connection with the issuance of convertible preferred stock, the Company was deemed to recognize noncash preferred stock dividends totaling approximately $1.2 million in fiscal year 1996. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of the Series A and B calculated as of the date of the sale of such stock.

  On May 28, 1996, Aberlyn and the Company reached an agreement to restructure the Leases which resulted in a revised schedule of lease payments over a twenty-four month period, with the initial payment commencing on June 1, 1996. In addition, 115,000 shares of common stock were issued in payment of consulting fees, investment banking service fees and accumulated miscellaneous expenses totaling $115,728. Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases which revised the schedule of lease payments and extended the maturity date to October 1, 1998. The Company is currently in default on the lease payments and is negotiating a restructure agreement to include all of its patents and equipment in a sale/leaseback arrangement.

  In June 1996, the Company executed an installment note payable to a vendor in the amount of $157,263, payable in monthly installments of $3,858 including interest, beginning September 1, 1996 and maturing August 1, 2000. The note bears interest at 8.25% per year and is uncollateralized. The Company is currently in arrears. Under terms of the note agreement, the vendor can elect to impose an interest rate of 18%. The vendor has not made this election.

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

  The Company requires significant additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral and A-V fistula use, to enter into marketing and distribution arrangements for the OmniCath(R) to commence and continue the development of other products which include the OmniStent(TM), Evert-O-Cath(TM) and other products as well as product enhancements to its existing 100%-silicone balloon catheters, the OmniCath(R), Evert-O-Cath(TM) and OmniStent(TM) and to expand its manufacturing and distribution abilities with respect to the Cathlab products. Research and development expenditures for 1999, including amounts for clinical affairs, are expected to be approximately $1.2 million. If the Company experiences delays in the introduction, manufacturing or sale of the OmniCath(R), or if the OmniCath(R) does not achieve market acceptance for any reason, substantial additional financing may be required by the Company to continue its operations, and to improve, complete the development of, obtain regulatory approvals for, and manufacture or market products. The Company receives some revenues and expects to continue to receive revenues from the sale of Cathlab's products. The Company anticipates that Cathlab's revenues should increase during 1999; however, this increase will not be sufficient to satisfy the Company's funding needs.

  The Company has experienced significant cash flow problems in the past. Since its inception, the Company has operated at a loss and is dependent upon equity investments and issuance of debt instruments to meet its obligations. The Company has not always received funding from financing and operations in a timely manner and has, in the past, been delinquent on notes and accounts payable. The Company has also satisfied certain debts with equity and has been able to renegotiate terms of payment on others, such as the Aberlyn lease obligations. However, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms or in time to fund any necessary or desirable expenditures. In the event such funding is not obtained, the Company's research and development projects will be delayed or scaled back. Failure to receive additional financing will have a material adverse effect on the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately must achieve profitable operations.

  Though still a developmental stage company engaged in the development, manufacture and marketing of medical devices, the Company has ten products presently available to market and has a comprehensive business strategy which it believes will enable it to capitalize on its technologies and on developing trends in the healthcare industry. The Company's strategic plan consists of focusing on increased market penetration of its ten existing FDA-approved products, continuing to revamp its distribution network, continuing to focus on the commercialization of its core technologies by pursuing U.S. and international regulatory approval, aggressively pursuing the sale of ancillary technology to meet future cash requirements and to validate the proprietary nature of its technologies and continuation of efforts to identify and pursue strategic alliances.

Subsequent Events

  On March 3, 1999, the Company and an investor entered into a securities purchase agreement for a Series 1999-A Nine Percent (9%) Redeemable Convertible Debenture (the "Debenture") in the amount of $400,000. Offering costs of $47,500 were incurred in this transaction. The Debenture matures December 31, 2001 with interest payable quarterly. The Company granted the holder a security interest in the OmniCath(R) and the Evert-O-Cath(TM). As additional consideration a warrant to purchase 40,000 shares of common stock at an exercise price of $0.175 per share, which is equal to 125% of the closing bid price for the common stock on March 3, 1999. The warrant is exercisable for three years.

  The Debenture is convertible into common stock at a conversion price equal to the lesser of $0.15 per share or 75% of the lowest of the closing bid prices for the five business days immediately preceding the conversion date. As a part of the agreement registration rights were granted regarding the warrant, the conversion shares, the interest shares and the security shares, and the Company must make reasonable efforts to file a registration statement within 45 days after closing.

  The Company has a right to redeem all or a portion of the Debenture at any time prior to receiving a notice of conversion. The cash redemption amount shall be equal to:

  . 115% of the face amount to be redeemed if redeemed within the first thirty days;

  . 120% of the face amount to be redeemed if redeemed between thirty-one and sixty-one days; or

  . 125% of the face amount to be redeemed if redeemed after 60 days.

  On March 26, 1999, the Company entered into an exclusive license agreement with MRI for its Cathlab(R) patents. Pursuant to such license agreement, the Company relocated its manufacturing facility to MRI's facility in Tucson, Arizona. MRI will staff and manage the facility and will manufacture the Company's Cathlab and balloon cardiovascular products under the licensing agreement. Management anticipates this will save the Company approximately $600,000 in operating, production and engineering costs. This license agreement provides for a one-time license fee in the amount of $25,000. In addition, MRI shall pay a royalty interest on the net amount received from all sales to their customers under the licensing agreement that utilizes the Company's proprietary technology.

  The Company entered into an exclusive worldwide, royalty-bearing license agreement on April 14, 1999 with IntraTherapeutics, Inc. for its OmniFilter technology, a percutaneous guidewire micro-filter to be used in carotid angioplasty procedures. The Company will receive a one-time license fee of $1,000,000 and a 5% royalty fee for the life of the patents. The license term is the later of the expiration of all patents, including patent applications, or ten years from the first commercial sale of the licensed product.

Item 8. Financial Statements and Supplementary Data

  See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

Item 9. Disagreements on Accounting and Financial Disclosure

  None.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth information pertaining to executive officers of the Company:

             Name           Age                           Position
             ----           ---                           --------
   Steven B. Rash..........  51 President and Chief Executive Officer Chairman of the Board
   Lawrence M. Hoffman.....  55 Director
   Richard S. Serbin.......  54 Director
   Marshall Kerr...........  48 Vice President Sales & Marketing
   Colene Blankinship......  49 Controller, Chief Accounting Officer Secretary and Treasurer

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

  Colene Blankinship, CPA joined the Company February 7, 1995 as Controller and became the Chief Accounting Officer November 1995. She was elected Secretary and Treasurer on February 4, 1997. From 1992 through 1994, Ms. Blankinship served as Controller of Excel Resources, Inc., a gas marketing company in Houston, Texas. She has 13 years experience in public accounting which includes 9 years with the local firm of Tribolet, Fuller & Associates, P.C., Humble, Texas. Ms. Blankinship attended Texas Tech University and North Harris County College and is a CPA. Ms. Blankinship is the national secretary of the American Society of Women Accountants, a position she has held since July 1998, and has served on the national board since July 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

  To the Company's best knowledge, upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Act of 1934, as amended, all required reports for fiscal year 1998 have been filed on a timely basis by reporting persons except for Ms. Blankinship who was late in filing her Form 4 and Messrs. Hoffman and Serbin who were late in filing their Form 5.

Item 11. Executive Compensation

  The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1998, for services during the fiscal years ended December 31, 1998, 1997 and 1996.

                          SUMMARY COMPENSATION TABLE

                                                                        Long-Term Compensation
                                                            -------------------------------------------------
                  Annual Compensation                                 Awards                   Payouts
----------------------------------------------------------- --------------------------   --------------------
                                                               (f)
                                                   (e)      Restricted       (g)           (h)
          (a)                   (c)       (d)  Other Annual   Stock    Shares/Options/     LTP       (i)
        Name and         (b)  Salary     Bonus Compensation Awards(s)       SARs         Payouts  All Other
   Principal Position    Year   ($)       ($)     ($)(1)       ($)           (#)           ($)   Compensation
   ------------------    ---- -------    ----- ------------ ---------- ---------------   ------- ------------
Steven B. Rash.......... 1998 165,000      --     9,600         --              --          --        --
President, Chief         1997 165,000      --     9,600         --         927,000(2)(3)    --        --
Executive Officer        1996 141,875      --     7,496         --              --          --        --
Marshall Kerr........... 1998 105,667      --        --         --              --          --        --
Vice President           1997  20,000(4)   --        --         --         400,000          --        --
Sales and Marketing

--------
(1) Cost of auto allowance.
(2) Represents options issued in connection with a three-year employment agreement, vesting on various dates during the term of the agreement. See "Employment Agreement."
(3) Includes options to purchase 27,000 shares of common stock received as director.
(4) Annual compensation of $80,000 prorated from October 1997, when Mr. Kerr began his service with the Company.

  The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended December 31, 1998 by each of the named executive officers and the number and value of unexercised options held by such named executive officers as of December 31, 1998.

              AGGREGATED OPTION/SAR EXERCISES IN 1998 FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                     Number Of       Value Of
                                                    Securities      Unexercised
                                                    Underlying     in-the-Money
                                                    Unexercised       Options
                              Shares               Options/SARs     At Year-End
                            Acquired on  Value      At Year-End    Exercisable/
                             Exercise   Realized   Exercisable/    Unexercisable
           Name                 (#)       ($)    Unexercisable (#)      ($)
           ----             ----------- -------- ----------------- -------------
Steven B. Rash.............       0         0    1,227,000/300,000      0/0
Marshall Kerr..............       0         0      125,000/175,000      0/0

Employment Agreements

  Steven B. Rash entered into a three-year employment agreement (the "Agreement") with the Company dated July 15, 1995. Pursuant to the Agreement, Mr. Rash is employed as President and Chief Executive Officer of the Company. The Agreement provides for a salary of $135,000 per year with annual increases plus bonuses of up to 50% and an option to purchase 600,000 shares of common stock. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year. Options to purchase an additional 900,000 shares of common stock at $.6875 per share were granted. In December 1998 the Board extended his contract to December 31, 2000.

  Effective December 15, 1997, Marshall Kerr entered into a two-year employment agreement with the Company. The employment agreement provides for a salary of $80,000 per year through January 31, 1998 and $108,000 annually thereafter with annual increases as determined by the Board of Directors and annual bonuses of up to 50% of the base salary. In addition, the Company granted options to purchase 300,000 shares of common stock; 100,000 shares at $0.50 per share and 200,000 shares at $.42 per share. In December 1998 the Board extended his contract to December 31, 2000.

Compensation Committee's Interlocks and Insider Participation

  Effective November 26, 1996 the Board of Directors elected Mr. Hoffman and Claudio Guazzoni to serve on the Compensation Committee. In December 1998, Mr. Guazzoni resigned from the Board of Directors and Mr. Hoffman became the sole member of this committee. Mr. Hoffman is a consultant of the Company and was Vice President of Corporate Relations from July 1990 to December 1991 and from December 1991 to June 28, 1995 served as Vice President of Business Development. In addition, Mr. Hoffman served as the Company's interim Treasurer from March 28, 1995 until June 28, 1995. (See Item 13. Certain Relationships and Related Transactions.)

Audit Committee

  The Audit Committee assists the Board in fulfilling its responsibilities to stockholders and other matters relating to the corporate accounting and reporting practices of the Company and the quality and integrity of the financial reports of the Company. From January 1, 1996 to November 26, 1996 Mr. Hoffman served as the sole member of the Audit Committee. Effective November 26, 1996 Messrs. Hoffman and Serbin were elected to serve on the Audit Committee.

Compensation of Directors

  It has been the Company's policy to compensate the directors only for their reasonable travel expenses in relation to in-person board meetings and stockholder meetings. Effective November 22, 1996 the directors each received an option to purchase 12,000 shares of common stock at an exercise price of $1.00 per share, to be vested November 22, 1997. For each 1997 board meeting attended, either telephonically or in person, the directors received options to purchase 2,000 shares of common stock. The Chairman of the Board received an option to purchase 15,000 shares of common stock vested upon issuance. The options are exercisable for five years at an exercise price ranging from $0.46875 to $1.3125 which equaled fair market value at the time of issuance. At December 31, 1996 no one had been elected Chairman of the Board. New officers were elected February 4, 1997 at which time Mr. Rash became Chairman. No compensation or options were paid to directors for 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information, as of March 31, 1999, regarding the beneficial ownership of the common stock by (i) each person or group known to the Company to beneficially own more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) certain executive officers, individually, and (iv) all directors and officers as a group. As of March 31, 1999, the Company had issued and outstanding 36,626,440 shares of common stock.

                                                    Amount and
                                                     Nature of
                                                    Beneficial    Percent of
        Name and Address of Beneficial Owner(1)   Ownership(2)(3)    Class
        ---------------------------------------   --------------- -----------
       Steven B. Rash............................    1,228,900(4)         3.3%

       Marshall Kerr.............................      125,000(6)          .3%

       Lawrence M. Hoffman.......................    1,275,674(5)         3.4%
        701 Mohican Court
        Morganville NJ

       Richard Serbin............................       22,000(6) Less than 1%
        61 Monroe Ave.
        Roseland, NJ 07068

       All Directors and Officers as a Group
        (6 persons)..............................    2,671,574(7)         6.9%

--------
(1) Unless otherwise specified, the address of each beneficial owner is American BioMed, Inc., 10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas 77380.
(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants or other convertible securities.
(4) Includes 1,227,000 shares which may be acquired within 60 days upon the exercise of vested options. Excludes options to purchase 300,000 shares not vested.
(5) Includes 425,000 shares issuable upon the exercise of warrants held by Aberlyn Capital Management ("Aberlyn Partnership"). Mr. Hoffman owns a limited partnership interest in Aberlyn Partnership, and is an officer, director and stockholder of Aberlyn Capital Management, Inc., which is a general partner of Aberlyn Partnership. Also, includes 547,000 shares which may be acquired within 60 days upon the exercise of options by Mr. Hoffman.
(6) These shares may be acquired upon the exercise of options.
(7) Includes 2,352,000 shares which may be acquired within 60 days upon the exercise of options or warrants.

Item 13. Certain Relationships and Related Transactions

  For the period from inception, September 4, 1984, to December 31, 1998, the Company made payments for legal, engineering and consulting services and products and supplies provided by certain stockholders which amounted to $1,157,072. Of this amount, $37,500 related to each of the years ended December 31, 1998, 1997 and 1996, respectively.

  On August 23, 1995 the Company sold its proprietary OmniCath(R) atherectomy EPO patent to Guerbet, a stockholder of the Company, of Paris, France for $500,000 cash.

  Steven B. Rash entered into a three-year employment agreement with the Company, dated as of July 15, 1995 (the "Agreement"). Pursuant to the Agreement, Mr. Rash is employed as President and Chief Executive Officer of the Company. The Agreement provides for a salary of $135,000 per year with annual increases, plus bonuses of up to fifty percent, and options to purchase 600,000 shares of common stock. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year. Options to purchase an additional 900,000 shares of common stock at $.6875 per share were granted vesting equally over three years. In December 1998 the Board extended his contract to December 31, 2000.

  Effective December 15, 1997, Marshall Kerr entered into a two-year employment agreement with the Company. The employment agreement provides for a salary of $80,000 per year through January 31, 1998 and $108,000 annually thereafter with annual increases as determined by the Board of Directors and annual bonuses of up to 50% of the base salary. In addition, the Company granted options to purchase 300,000 shares of common stock; 100,000 shares at $0.50 per share and 200,000 shares at $.42 per share. In December 1998 the Board extended his contract to December 31, 2000.

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

  Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases, which revised the schedule of lease payments and extended the maturity date to October 1, 1998. The leases are currently being restructured.

  On February 18, 1996, the Company and Zanett Capital, Inc. ("Zanett"), a financial consulting firm, signed an agreement whereby Zanett agreed to help the Company raise capital pursuant to an offshore private placement of equity. Claudio M. Guazzoni, a member of the Company's Board of Directors from March 1996 to December 1998, is Zanett's President and Chief Executive Officer. As a retainer for availability of services by Zanett, the Company agreed to grant Zanett warrants to purchase shares of common stock at a rate of 1 for every 10 shares of common stock or warrants issued in connection with equity and bridge financings raised by Zanett. Each of the warrants will be exercisable at an exercise price of $0.50 per share for five years from the date it is granted, which shall be the date of the closing of the particular equity or bridge financing in question. During 1996 through the efforts of Zanett, the Company sold 1,250,001 shares of common stock, 1,390 shares of Series A Preferred and 1,500 shares of Series B Preferred pursuant to Regulation S of the Securities Act of 1933, as amended. In connection with these placements, the Company issued warrants to purchase 811,310 shares of common stock to unrelated third parties upon assignment of such warrants by Zanett. In addition a 10% placement fee of approximately $319,000 has been paid to Zanett or their designated representative in connection with the sale of the Series A and Series B Preferred.

  In September 1996, Zanett was granted a warrant to purchase 25,000 shares of common stock at $.9375 in connection with the placement of bridge financing. The warrants are exercisable for five years.

  The Company does not have a policy against employing relatives. During the years ended December 31, 1997, 1996 and 1995, the Company paid salaries and wages to relatives of officers of the Company amounting to $7,797, $22,692, and $51,600, respectively. The terms of all the related party transactions in this section are no less favorable to the Company than could be obtained from non-affiliated parties.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  a. and d. Financial Statements and Financial Statement Schedule See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on Page F-1 herein.

  b. Reports on Form 8-K

  None.

  c. Exhibits

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
   2.1   --Agreement and Plan of Merger among American BioMed, Inc., ABI
          Acquisition, Inc. and Cathlab Corporation dated March 30, 1992(3)

   3.1   --Certificate of Incorporation.(1)

   3.2   --By-laws.(1)

   3.3   --Certificate of Designations, Preferences and Rights of 1996 Series A
          Convertible Preferred Stock(7)

   3.4   --Certificate of Designations, Preferences and Rights of 1996 Series B
          Convertible Preferred Stock(7)

   3.5   --Certificate of Designations, Preferences and Rights of 1997 Series C
          Convertible Preferred Stock(10)

   3.6   --Certificate of Designations, Preferences, Limitations and Relative
          Rights of 1998 Series D Convertible Preferred Stock(12)

   3.7   --Certificate of Designations, Preferences, Limitations and Relative
          Rights of 1998 Series E Convertible Preferred Stock(12)

 Exhibit
 Number                                Description
 -------                               -----------
  4.2    --Specimen Common Stock Certificate(13)

 10.28 --1992 Stock Option Plan of the Company and forms of incentive stock option agreement and non-qualified stock option agreement(2)

 10.57   --Patent License, Research & Development Agreement between Wright
          Medical Technology, Inc. and American BioMed, Inc.(4)

 10.69   --Stipulation of Settlement, Scott Printing Corporation v. American
          BioMed, Inc.(6)

 10.70   --Employment contract with Steven B. Rash(6)

 10.71   --Purchase of Technology Agreement, Guerbet, S.A.(6)

 10.80   --1996 Incentive Stock Option Plan(8)

 10.81   --Aberlyn Schedule No. 3 to Master Lease Agreement No. 0001E and
          Patent Schedule No. 2 to Patent Assignment and License Agreement No.
          0001P, effective June 1, 1996(9)

 10.82   --Securities Purchase Agreement, dated February 20, 1996, between the
          Company and certain investors relating to the issuance and sale of common stock and 200 shares of the 1996 Series A Convertible
          Preferred Stock(10)

 10.83   --Securities Purchase Agreement, dated February 20, 1996, between the
          Company and certain investors relating to the issuance and sale of 1,190 shares of the 1996 Series A Convertible Preferred Stock(10)

 10.84 --Form of Registration Rights Agreement, dated February 20, 1996, between the Company and holders of the 1996 Series A Convertible
          Preferred Stock(10)

 10.85   --Securities Purchase Agreement, dated November 7, 1996, between the
          Company and certain investors relating to the issuance and sale of the 1996 Series B Convertible Preferred Stock(10)

 10.86 --Form of Registration Rights Agreement, dated November 7, 1996, between the Company and holders of the 1996 Series B Convertible
          Preferred Stock(10)

 10.87   --Securities Purchase Agreement, dated March 21, 1997, between the
          Company and certain investors relating to the issuance and sale of the 1997 Series C Convertible Preferred Stock(10)

 10.88   --Registration Rights Agreement, dated March 21, 1997, between the
          Company and holders of the 1997 Series C Convertible Preferred
          Stock(10)

 10.89   --Lease Agreement dated June 19, 1997 between the Company and
          Woodlands Office Equities--'95 Limited(11)

 10.90   --Modification Agreement--Patent Schedule No. 002 between Aberlyn
          Capital Management Co., Inc. and the Company(11)

 10.91   --Modification Agreement--Lease Schedule No. 003 between Aberlyn
          Capital Management Co., Inc. and the Company(11)

 10.92   --Employment agreement with Marshall Kerr(11)

 10.93   --Securities Purchase Agreement, dated April 29, 1998, Series D
          Preferred and Series E Preferred Stock(12)

 10.96   --Registration Rights Agreement of Series D Preferred and Series E
          Preferred(12)

 10.97   --Augustine Fund, L.P. Warrant dated April 29, 1998 to purchase 60,000 shares of Common Stock(12)

 10.98   --1994 Stock Option Plan of the Company(5)

 10.99   --Securities Purchase Agreement, dated March 3, 1999, Series 1999-A,
          9% Redeemable Convertible Debentures

 10.100  --Registration Rights Agreement, dated March 3, 1999, between the
          Company and holders of the Series 1999-A 9% Redeemable Convertible
          Debentures

 10.101  --License Agreement, dated March 26, 1999, between the Company and
          Manufacturing & Research, Inc.

 Exhibit
 Number                               Description
 -------                              -----------
  21     --Subsidiaries of the Registrant(9)

  23.1   --Consent of Karlins, Arnold & Corbitt, PC

  27     --Financial Data Schedule
          All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

--------
 (1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 33-42472, dated October 22, 1991.
 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
 (3) Incorporated by reference to the Company's Current Report on Form 8-K for April 30, 1992.
 (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 (5) Incorporated by reference to the Company's Proxy Statement for the April 27, 1994 Annual Meeting.
 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 (8) Incorporated by reference to the Company's Proxy Statement for the November 22, 1996 Annual Meeting.
 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(10) Incorporated by reference to the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1996.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(13) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 333-52301, dated September 11, 1998.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

     Index to Consolidated Financial Statements and Consolidated Financial
                              Statement Schedule

                                                                           Page
                                                                           ----
Consolidated Financial Statements
  Report of Independent Accountants.......................................  F-2
  Consolidated Balance Sheets at December 31, 1998 and 1997...............  F-3
  Consolidated Statements of Operations for the years ended December 31,
   1998, 1997 and 1996 and for the period from inception, September 4,
   1984, to December 31, 1998.............................................  F-5
  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for
   the period from inception to December 31, 1993, for the years ended
   December 31, 1998, 1997, 1996, 1995 and 1994 and for the period from inception, September 4, 1984, to December 31, 1998.....................  F-6
  Consolidated Statements of Cash Flows for the years ended December 31,
   1998, 1997, and 1996, and for the period from inception, September 4,
   1984, to December 31, 1998.............................................  F-9
  Notes to Consolidated Financial Statements.............................. F-11
Consolidated Financial Statement Schedule
  Report of Independent Accountants....................................... F-33
  Schedule II--Valuation and Qualifying Accounts.......................... F-34

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
American BioMed, Inc.:

  We have audited the accompanying consolidated balance sheets of American BioMed, Inc. and Subsidiary (the "Company") (a development stage enterprise) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company for the period from inception, September 4, 1984 to December 31, 1996, were audited by other auditors whose report dated March 21, 1997 on those statements included an explanatory paragraph that described the ability of the Company to continue as a going-concern as discussed in Notes 1 and 17 to the consolidated financial statements.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American BioMed, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 17 to the consolidated financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development and developing markets for its products. Consequently, as shown in the accompanying consolidated financial statements through December 31, 1998, the Company had a cumulative loss of $29,779,309 since its inception and had a working capital deficit of ($1,852,718) at December 31, 1998. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company's continued existence is dependent upon its ability to obtain additional working capital, to develop and market its products and, ultimately, upon its ability to attain profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          KARLINS ARNOLD & CORBITT, P.C.

The Woodlands, Texas
March 26, 1999

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                         ASSETS                               1998       1997
                         ------                            ---------- ----------
Current assets:
  Cash and cash equivalents..............................  $   36,463 $   82,789
  Accounts receivable, trade, net of allowance for
   doubtful accounts of $40,000 and $57,167 for 1998 and
   1997, respectively....................................     128,844    158,724
  Accounts receivable, other.............................      11,850     13,716
  Inventories............................................     569,209    648,957
  Other current assets...................................     146,415    144,713
                                                           ---------- ----------
    Total current assets.................................     892,781  1,048,899
Property and equipment, net..............................     131,446    167,991
Patents, net of accumulated amortization of $960,862 and
 $920,330 in 1998 and 1997, respectively.................     145,526    158,695
Goodwill, net of accumulated amortization of $820,559 and
 $697,475 in 1998 and 1997, respectively.................     410,277    533,361
Other assets.............................................      35,439     36,110
                                                           ---------- ----------
    Total assets.........................................  $1,615,469 $1,945,056
                                                           ========== ==========


    The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                         1998         1997
                                                      -----------  -----------
Current liabilities:
  Notes payable to stockholders and others........... $   616,309  $   300,976
  Current maturities of long-term debt...............      51,881       41,694
  Current maturities of capital lease obligations....     414,845      416,901
  Accounts payable...................................     640,572      254,234
  Accrued liabilities................................   1,021,892      662,245
                                                      -----------  -----------
    Total current liabilities........................   2,745,499    1,676,050
Long-term debt, net of current maturities............      29,928       71,855
Capital lease obligations, net of current
 maturities..........................................       2,274           --
Deferred revenue.....................................      40,000      100,000
                                                      -----------  -----------
    Total liabilities................................   2,817,701    1,847,905
                                                      -----------  -----------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 2,000,000 shares
  authorized,
  Series A: Convertible preferred stock, 1,390
   shares authorized, 683 and 1,390 shares issued and
   outstanding at December 31, 1998 and 1997,
   respectively, $1,000 per share or $683,000 and
   $1,390,000 aggregate liquidation preference.......           1            1
  Series B: Convertible preferred stock, 2,500 shares
   authorized, 500 shares issued and outstanding at
   December 31, 1997, $1,000 per share or $500,000
   aggregate liquidation preference plus an
   additional 10% per year from the date of
   issuance..........................................          --            1
  Series C: Convertible preferred stock, 125 shares
   authorized, 112 shares issued and outstanding at
   December 31, 1997, $20,000 per share or $2,240,000
   aggregate liquidation preference plus an
   additional 7% per year from the date of issuance..          --           --
  Series D: Convertible preferred stock, 60,000
   shares authorized, 34,000 shares issued and
   outstanding at December 31, 1998, $10 per share or
   $340,000 aggregate liquidation preference
   increasing 8% per year from date of issuance......          34           --
  Series E: Convertible preferred stock, 500,000
   shares authorized, 7,500 shares issued and
   outstanding at December 31, 1998, $10 per share or
   $75,000 aggregate liquidation preference
   increasing at 8% per year from date of issuance...           7           --
  Common stock, $.001 par value, 50,000,000 and
   25,000,000 shares authorized in 1998 and 1997
   respectively, 32,648,075 and 18,457,426 shares
   issued at December 31, 1998 and 1997,
   respectively......................................      32,648       18,457
  Additional paid-in capital.........................  28,544,387   27,479,517
  Deficit accumulated during the development stage... (29,779,309) (27,149,225)
  Less treasury stock at cost, 68,323 shares.........          --     (251,600)
                                                      -----------  -----------
    Total stockholders' equity (deficit).............  (1,202,232)      97,151
                                                      -----------  -----------
    Total liabilities and stockholders' equity
     (deficit)....................................... $ 1,615,469  $ 1,945,056
                                                      ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Inception
                          Year Ended    Year Ended    Year Ended   September 4, 1984
                         December 31,  December 31,  December 31,   to December 31,
                             1998          1997          1996            1998
                         ------------  ------------  ------------  -----------------
Sales, net.............. $   550,717   $   545,473   $   579,533     $  4,410,837
Cost of sales...........    (546,409)     (482,360)     (420,838)      (4,261,675)
                         -----------   -----------   -----------     ------------
Gross profit............       4,308        63,113       158,695          149,162
                         -----------   -----------   -----------     ------------
Operating expenses:
  Selling, general and
   administrative.......  (1,983,824)   (2,075,695)   (1,718,595)     (19,516,454)
  Research and
   development..........    (471,724)     (648,049)     (640,792)      (8,369,766)
  Distributor
   settlement...........          --            --            --       (1,080,915)
                         -----------   -----------   -----------     ------------
                         (2,455,548)    (2,723,744)   (2,359,387)     (28,967,135)
                         -----------   -----------   -----------     ------------
    Loss from
     operations.........  (2,451,240)   (2,660,631)   (2,200,692)     (28,817,973)
                         -----------   -----------   -----------     ------------
Other income (expense):
  Interest income.......       2,429        44,200         4,252          156,363
  Interest expense......    (144,774)     (183,538)     (313,914)      (3,023,750)
  Other income
   (expense)............     (36,499)       25,766      (114,762)       1,906,051
                         -----------   -----------   -----------     ------------
  Other income
   (expense), net.......    (178,844)     (113,572)     (424,424)        (961,336)
                         -----------   -----------   -----------     ------------
  Net loss..............  (2,630,084)   (2,774,203)   (2,625,116)     (29,779,309)
  Less preferred stock
   dividends............    (170,031)           --    (1,183,413)      (1,353,444)
                         -----------   -----------   -----------     ------------
  Net loss available to
   common shareholders.. $(2,800,115)  $(2,774,203)  $(3,808,529)    $(31,132,753)
                         ===========   ===========   ===========     ============
  Net loss per common
   share................ $     (0.11)  $     (0.18)  $     (0.34)
                         ===========   ===========   ===========
  Weighted average
   number of common
   shares outstanding...  26,302,790    15,528,231    11,310,592
                         ===========   ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

       CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDER'S EQUITY DEFICIT

                                                                            Deficit
                            Preferred                                     Accumulated
                              Stock         Common Stock      Additional   During the    Treasury Stock
                          --------------  ------------------   Paid-In    Development  ------------------
                           Shares   Par     Shares     Par     Capital       Stage      Shares    Costs     Total
                          --------  ----  ----------  ------  ----------  ------------ -------- --------- ---------
Issuance of $1 par value
common stock on
September 4, 1984.......                       1,000  $1,000                                              $   1,000
Redemption of $1 par
value common stock......                      (1,000) (1,000)                                                (1,000)
Issuance of $.001 par
value common stock......                   1,000,000   1,000                                                  1,000
Issuance of $.001 par
value common stock at
fair market value of
services rendered.......                     100,000     100  $  19,900                                      20,000
Issuance of Series A
preferred stock.........   156,250  $156                        499,844                                     500,000
Issuance of common stock
pursuant to a three-for-
one stock split
subsequent to December
31, 1990, retroactively
applied.................                   2,200,000   2,200     (2,200)
Redemption of common
stock pursuant to a one-
for 2.325 reverse stock
split subsequent to
December 31, 1990,
retroactively applied...                  (1,880,645) (1,881)     1,881
Issuance of $.001 par
value common stock in
connection with Bridge
Notes...................                     182,000     182     45,318                                      45,500
Issuance of stock
purchase warrants.......                                        100,000                                     100,000
Sale of common stock,
net of offering costs...                     800,000     800  3,059,472                                   3,060,272
Conversion of Series A
preferred stock.........  (156,250) (156)    223,214     223        (67)
Conversion of $255,000
principal amount of
debenture...............                      63,750      64    254,936                                     255,000
Exercise of
underwriter's over
allotment option, net of
offering costs..........                     111,700     112    483,367                                     483,479
Issuance of $.001 par
value common stock in
connection with
acquisition of Freedom
Machine, Inc............                      60,000      60    206,940                                     207,000
Conversion of $385,000
principal amount of
debentures..............                      96,250      96    384,904                                     385,000
Issuance of $.001 par
value common stock in
connection with
acquisition of Cathlab
Corporation.............                     450,000     450  2,024,550                                   2,025,000
Issuance of $.001 par
value common stock in
connection with
acquisition of VMS,
Inc.....................                      27,777      28    124,971                                     124,999
Issuance of $.001 par
value common stock in
connection with 6%
promissory notes........                      58,576      59    263,533                                     263,592
Issuance of $.001 par
value common stock in
connection with purchase
of assets of SuperStat,
Inc.....................                      18,182      18     81,801                                      81,819
Issuance of $.001 par
value common stock in
connection with a
$500,000 loan from a
bank....................                      79,365      79    357,064                                     357,143
Issuance of $.001 par
value common stock in
connection with Therex
settlement..............                      58,823      59    499,941                                     500,000
Issuance of Series B
preferred stock, net of
offering costs .........   287,500   288                      2,545,858                                   2,546,146
Exercise of stock
purchase warrants.......                     678,717     679  2,800,341                                   2,801,020
Issuance of $.001 par
value common stock in
connection with Therex
settlement..............                      77,000      77        (77)
Issuance of $.001 par
value common stock in
connection with
consulting agreement....                      50,000      50    174,950                                     175,000

                                             (Table continued on following page)

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

  CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDER'S EQUITY DEFICIT--Continued

                                                                          Deficit
                            Preferred                                   Accumulated
                              Stock          Common Stock   Additional   During the     Treasury Stock
                          ---------------  ----------------  Paid-In    Development   -------------------
                           Shares    Par    Shares    Par    Capital       Stage       Shares     Costs       Total
                          --------  -----  --------- ------ ----------  ------------  --------  ---------  ------------
Exercise of stock
options.................                     166,880 $  167 $   38,795                                     $     38,962
Reacquire $.001 par
value common stock
originally issued in
connection with Therex
settlement..............                                                              (135,823) $(500,000)     (500,000)
Treasury stock reissued,
67,500 common shares at
cost....................                                         1,600                  67,500    248,400       250,000
Issuance of 193,500
warrants in connection
with 9% promissory
notes...................                                       574,176                                          574,176
Dividend requirement on
Series B preferred
stock...................                                      (135,209)                                        (135,209)
Conversion of Series B
preferred stock into
$.001 par value common
stock...................  (287,500) $(288) 1,268,465  1,268    134,091                                          135,071
Sale of common stock for
cash, net of offering
costs...................                   1,500,000  1,500  3,501,299                                        3,502,799
Net loss for the
period..................                                                $(16,559,366)                      (16,559,366)
                          --------  -----  --------- ------ ----------  ------------  --------  ---------  ------------
Balance, December 31,
1993....................        --     --  7,390,054  7,390 18,041,979   (16,559,366)  (68,323)  (251,600)    1,238,403
                          --------  -----  --------- ------ ----------  ------------  --------  ---------  ------------
Issuance of shares in
connection with private
placements..............                     684,395    684    566,734                                          567,418
Issuance of shares in
connection with officer
subscription............                      40,000     40     31,460                                           31,500
Issuance of shares to an
officer in connection
with private placement..                      15,000     15      2,985                                            3,000
Exercise of stock
options.................                     400,000    400    224,600                                          225,000
Issuance of shares to
employees in lieu of
salary..................                      11,500     12     11,738                                           11,750
Issuance of shares
previously paid for but
not issued..............                       8,548      9         (9)
Conversion of
shareholder loan........                     111,111    111     49,889                                           50,000
Issuance of shares in
payment of expenses.....                     117,812    118     70,396                                           70,514
Issuance of shares for
services................                     524,554    524     55,726                                           56,250
Additional accrual of
1993 offering expenses..                                       (24,795)                                         (24,795)
Net loss for the year...                                                 (3,786,156)                        (3,786,156)
                          --------  -----  --------- ------ ----------  ------------  --------  ---------  ------------
Balance, December 31,
1994....................        --     --  9,302,974  9,303 19,030,703   (20,345,522)  (68,323)  (251,600)   (1,557,116)
                          --------  -----  --------- ------ ----------  ------------  --------  ---------  ------------
Issuance of shares in
connection with officer
loan....................                       2,000      2                                                           2
Issuance of shares to an
officer in lieu of
salary..................                      15,000     15      6,161                                            6,176
Issuance of shares in
payment of expenses.....                      34,300     34     47,239                                           47,273
Issuance of shares in
connection with private
placement...............                     151,000    151     60,349                                           60,500
Issuance of options.....                                        37,500                                           37,500
Issuance of warrants....                                         8,400                                            8,400
Other...................                                          (206)                                            (206)
Net loss for the year...                                                 (1,404,384)                        (1,404,384)
                          --------  -----  --------- ------ ----------  ------------  --------  ---------  ------------
Balance, December 31,
1995....................        --     --  9,505,274 $9,505 19,190,146  $(21,749,906)  (68,323) $(251,600) $ (2,801,855)
                          --------  -----  --------- ------ ----------  ------------  --------  ---------  ------------

                                             (Table continued on following page)

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

 CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDER'S EQUITY DEFICIT--Continued

                                                                            Deficit
                           Preferred                                      Accumulated
                             Stock         Common Stock      Additional    During the    Treasury Stock
                          ------------  -------------------    Paid-In    Development   ------------------
                          Shares   Par    Shares      Par      Capital       Stage      Shares     Costs       Total
                          -------  ---  ----------  -------  -----------  ------------  -------  ---------  -----------
Issuance of shares in
connection with private
placements, net of
offering costs..........    2,890  $ 3   1,250,001  $ 1,250  $ 2,870,066                                    $ 2,871,319
Exercise of stock
options.................                   197,000      197      142,220                                        142,417
Exercise of warrants....                   744,165      744      390,581                                        391,325
Issuance of options.....                                         237,087                                        237,087
Issuance of shares in
payment of certain
liabilities.............                 1,245,579    1,246    1,545,263                                      1,546,509
Issuance of shares for
services................                   600,000      600      366,900                                        367,500
Issuance of shares to
individuals.............                     2,000        2        3,229                                          3,231
Other...................                                          (3,822)                                        (3,822)
Net loss for the year...                                                  $ (2,625,116)                      (2,625,116)
                          -------  ---  ----------  -------  -----------  ------------  -------  ---------  -----------
Balance, December 31,
1996....................    2,890    3  13,544,019   13,544   24,741,670   (24,375,022) (68,323) $(251,600)     128,595
                          -------  ---  ----------  -------  -----------  ------------  -------  ---------  -----------
Issuance of shares in
connection with private
placements, net of
offering costs..........      125                              2,212,410                                      2,212,410
Exercise of stock
options.................                    20,000  $    20        3,730                                          3,750
Exercise of warrants....                   802,583      803      319,230                                        320,033
Conversion of preferred
stock...................   (1,013)  (1)  3,881,102    3,881       (3,880)
Issuance of shares in
payment of certain
liabilities.............                   172,222      172      178,114                                        178,286
Issuance of shares for
services................                    37,500       37       28,243                                         28,280
Net loss for the year...                                                    (2,774,203)                      (2,774,203)
                          -------  ---  ----------  -------  -----------  ------------  -------  ---------  -----------
Balance, December 31,
1997....................    2,002    2  18,457,426   18,457   27,479,517   (27,149,225) (68,323) $(251,600)      97,151
                          -------  ---  ----------  -------  -----------  ------------  -------  ---------  -----------
Issuance of shares in
connection with private
placement net of
offering costs..........   67,500   67   1,171,844    1,172    1,052,259                                      1,053,498
Conversion of preferred
stock...................  (27,319) (27) 12,562,128   12,562      (12,535)
Issuance of shares in
payment of certain
liabilities.............                   400,000      400      121,934                                        122,334
Issuance of options and
warrants................                                          82,119                                         82,119
Issuance of shares for
services................                   125,000      125       72,625                                         72,750
Retire treasury shares..                   (68,323)     (68)    (251,532)                68,323    251,600
Net loss for the year...                                                    (2,630,084)                      (2,630,084)
                          -------  ---  ----------  -------  -----------  ------------  -------  ---------  -----------
Balance, December 31,
1998....................   42,183  $42  32,648,075  $32,648  $28,544,387  $(29,779,309)       0  $       0  $(1,202,232)
                          =======  ===  ==========  =======  ===========  ============  =======  =========  ===========

   The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CHANGE IN CASH FLOWS

                                                                       Inception,
                                                                      September 4,
                             Year Ended    Year Ended    Year Ended     1984, to
                            December 31,  December 31,  December 31,  December 31,
                                1998          1997          1996          1998
                            ------------  ------------  ------------  ------------
Cash flows from operating
 activities:
 Net loss.................  $(2,630,084)  $(2,774,203)  $(2,625,116)  $(29,779,309)
                            -----------   -----------   -----------   ------------
 Adjustments to reconcile
  net loss to cash used by
  operating activities
  Depreciation and
   amortization...........      232,061       237,633       334,012      3,245,261
  Write off of goodwill...                                                 120,000
  Expenses paid by
   transfer of equipment..                                                  37,134
  Loss (gain) on sale of
   assets.................      (21,804)                     24,972       (497,875)
  Interest expense
   recorded upon issuance
   of common stock and
   warrants in connection
   with notes payable.....                                               1,250,907
  Issuance of common stock
   and warrants for
   services...............       72,750                     604,587      1,139,097
  Write off of note
   receivable from
   officer................                                                  25,000
  Noncash compensation....       82,120                                    128,020
  Gain on sale of
   investment securities..                                                  (4,190)
  Distributor settlement..                                                 625,915
  Write off of investment
   in joint venture.......                                                 227,256
  Write off of patents....                                      600         79,167
  Write off of obsolete
   inventory..............                                                 367,688
  Changes in operating
   assets and liabilities:
  Accounts receivable,
   net....................       31,746        15,767         2,570        (83,136)
  Inventories.............       79,749      (186,860)      (91,967)    (1,031,335)
  Other assets............       (1,031)      181,378        51,145        167,401
  Accounts payable........      471,653       (33,460)     (135,640)     1,443,001
  Accrued liabilities.....      154,215       332,553       239,973      1,290,062
  Deferred revenue........      (60,000)      (60,000)      (60,000)        40,000
                            -----------   -----------   -----------   ------------
   Total adjustments......    1,041,459       487,011       970,252      8,569,373
                            -----------   -----------   -----------   ------------
   Net cash used by
    operating activities..   (1,588,625)   (2,287,192)   (1,654,864)   (21,209,936)
                            -----------   -----------   -----------   ------------
Cash flows from investing
 activities:
 Capital expenditures.....      (35,161)     (142,206)      (46,773)      (612,593)
 Issuance of notes
  receivable..............                                                 (85,000)
 Proceeds from repayment
  of notes receivable.....                                                  35,000
 Investments in patents...      (28,298)      (44,356)      (31,414)      (509,642)
 Investment in joint
  venture.................                                                (229,271)
 Organization costs.......                                                  (1,000)
 Purchase of investment
  securities..............                                                  (4,391)
 Proceeds from sale of
  investment securities...                                                   8,581
 Proceeds from sale of
  assets..................       26,000         1,516         1,264        535,893
 Cash acquired in
  acquisition of Freedom
  Machine.................                                                   6,338
 Cash acquired in
  acquisition of Cathlab
  Corporation.............                                                   6,446
                            -----------   -----------   -----------   ------------
   Net cash used by
    investing activities..      (37,459)     (185,046)      (76,923)      (849,639)
                            -----------   -----------   -----------   ------------

                                             (Table continued on following page)

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGE IN CASH FLOWS--Continued

                                                                    Inception,
                                                                   September 4,
                             Year Ended   Year Ended   Year Ended    1984, to
                            December 31, December 31, December 31, December 31,
                                1998         1997         1996         1998
                            ------------ ------------ ------------ ------------
Cash flows from financing
 activities:
 Cash dividends on
  preferred stock.........                                         $      (138)
 Offering costs...........   $  (89,503)  $ (287,590)  $ (322,859)  (1,029,746)
 Financing costs..........                                             (59,309)
 Proceeds from notes
  payable to banks........                                           2,333,880
 Proceeds from notes
  payable to
  stockholders............                                 34,750    1,225,921
 Proceeds from notes
  payable to others.......      722,209      116,250    1,835,576    6,580,796
 Repayments of notes
  payable to bank.........                                 (5,000)  (2,070,000)
 Repayments of notes
  payable to
  stockholders............                               (286,260)    (822,992)
 Repayments of notes
  payable to others.......     (192,217)  (1,129,086)  (1,932,618)  (6,096,320)
 Proceeds from patent
  assignment and
  leaseback...............                                             500,000
 Proceeds from equipment
  assignment and
  leaseback...............                                             305,000
 Principal payments under
  capital lease
  obligations.............       (3,731)    (151,943)     (99,278)    (785,841)
 Proceeds from sale of
  debentures..............                                             640,000
 Proceeds from sale of
  preferred stock.........      675,000    2,500,000    2,890,356    9,111,502
 Proceeds from sales of
  common stock and
  exercise of unregistered
  warrants................      468,000      320,033      694,556    9,522,350
 Proceeds from exercise of
  stock options...........                     3,750       97,000      339,917
 Treasury stock acquired..                                            (500,000)
 Proceeds from issuance of
  registered stock
  purchase warrants.......                                             100,000
 Proceeds from exercise of
  registered stock
  purchase warrants.......                                           2,801,018
                             ----------   ----------   ----------  -----------
   Net cash provided by
    financing activities..    1,579,758    1,371,414    2,906,223   22,096,038
                             ----------   ----------   ----------  -----------
Net increase (decrease) in
 cash and cash
 equivalents..............      (46,326)  (1,100,824)   1,174,436       36,463
Cash and cash equivalents
 at beginning of period...       82,789    1,183,613        9,177
                             ----------   ----------   ----------  -----------
Cash and cash equivalents
 at end of period.........   $   36,463   $   82,789   $1,183,613  $    36,463
                             ==========   ==========   ==========  ===========


    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

  American BioMed, Inc. (the "Company") was incorporated on September 4, 1984, for the purpose of developing, manufacturing and marketing medical, surgical and diagnostic devices. The Company markets its products to health care providers that are high volume users of angioplasty, atherectomy and stent devices, to third-party distributors and to independent representatives that are both geographically located in, and sell in North and South America, Western Europe, the Middle East, the Far East and Southeast Asia. Domestic and foreign export sales comprise approximately 45.3% and 54.7%, respectively, of the Company's sales. The percentage of sales by geographic region is as follows: 45.3% in the United States, 13.3% in Italy, 19.3% in other European countries, 11.3% in Japan and 10.8% in other countries. The Company faces competition from primarily two other companies. The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to research and development, developing markets for its products and raising capital to support these efforts. The following is a summary of the Company's significant accounting policies.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cathlab Corporation after elimination of all intercompany accounts and transactions. The Company operates in a single segment, which accounts for in excess of 90% of the Company's total revenues, loss and identifiable assets.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

 Goodwill

  Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets at the date of acquisition and is being amortized using the straight-line method over ten years. The purchase price is allocated to assets and liabilities based upon their fair values. Amounts allocated to intangible assets are the same for financial and tax reporting purposes. The Company periodically compares the carrying value of its goodwill to the anticipated undiscounted future operating income from the businesses whose acquisition gave rise to the goodwill.

 Revenue Recognition

  Revenue is recognized when products are shipped, based upon the accrual method of accounting.

 Research and Development

  Research and development costs are expensed as incurred.

 Loss Per Share

  The Company has adopted FASB Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings (loss) per share. Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method. The effect of the computation is antidilutive due to continuing losses, therefore, only basic earnings (loss) per share is presented.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

 Third-Party Reimbursement

  The Company sells its products to distributors, hospitals, physicians and other health care providers for use in furnishing care to their patients. Substantially all, except the distributors rely on third-party payors, principally Medicare, Medicaid, and private health insurance plans, to reimburse all or part of the costs or fees associated with the medical procedures performed. While the Company cannot predict the cost of its devices, or the procedures to be performed with its products, or the relative cost and efficacy of competing products or procedures, changes in third-party payor reimbursement practices regarding the procedures performed with medical devices sold by the Company may adversely affect the Company.

 Millennium Change

  The Company installed vendor upgrades for each of its computer-based applications that will accommodate the millennium change. The Company does not believe that the millennium change will have an adverse impact on its operations.

 Recent Pronouncements

  The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires all entities, public and nonpublic that have issued securities which provide evidence of debt or ownership or a related right to adequately disclose within the financial statement, information regarding the Company's capital structure and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS 129 did not impact its presentation of financial information

  The FASB has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. It requires the items of other comprehensive income be classified by their nature and the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section. SFAS 130 was adopted at the beginning of the fiscal year. The adoption of SFAS 130 did not impact its presentation of financial information.

  The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards requiring public business enterprises to report information about operation segments in annual financial statements on the basis that is used internally for evaluating segment

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

performance and allocating resources, and requires selected information be reported in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment, thus SFAS 131 is not applicable.

2. Inventories:

  Inventories consisted of the following:

                                                                 December 31,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
      Raw materials........................................... $206,800 $225,340
      Work in process.........................................  120,188  169,657
      Finished goods..........................................  242,221  253,960
                                                               -------- --------
                                                               $569,209 $648,957
                                                               ======== ========

3. Property and Equipment, net:

  Property and equipment consisted of the following:

                                                              December 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
      Furniture and fixtures.............................. $  74,777  $  72,887
      Machinery and equipment.............................   644,336    733,577
      Leasehold improvements..............................    34,872     28,949
      Equipment under capital lease agreements............     7,123     24,243
                                                           ---------  ---------
                                                             761,108    859,656
      Less accumulated depreciation and amortization......  (629,662)  (691,665)
                                                           ---------  ---------
                                                           $ 131,446  $ 167,991
                                                           =========  =========

  Included in accumulated depreciation and amortization at December 31, 1998 and 1997 is $1,068 and $23,865, respectively, of accumulated amortization on equipment acquired under capital lease agreements. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was approximately $68,000, $54,000, and $133,000, respectively.

4. Deferred Revenue

  On August 26, 1994, the Company signed a Patent License, Research & Development Agreement with Wright Medical Technologies, Inc. (WMT) in which the Company licensed to WMT the world-wide manufacturing and distribution rights to the "spinal dissector". The Company received a $300,000 license fee and will receive 5% royalty from sales by WMT through the life of the patent. The Company granted to WMT a stock purchase warrant for 150,000 shares with an exercise price of $2.00. The warrant is exercisable through August 1999. The contract called for the Company to continue to develop the spinal dissector on behalf of WMT and granted the Company the first right of refusal for the manufacturing of the spinal dissector. The $300,000 license fee is being amortized over five years, the life the Company uses to amortize patents. The unamortized balance of $40,000 and $100,000 is reflected as deferred revenue as of December 31, 1998 and 1997, respectively.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. Notes Payable and Long-Term Debt:

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Notes payable and long-term debt consisted of the
 following:
Uncollateralized promissory note to individual, bearing
 interest at 10.0%, payable quarterly with principal due
 on demand................................................            $242,450
Notes payable to insurance companies with varying interest
 rates up to 8.9% per year maturing at various dates
 through 1999.............................................  $ 36,509    58,526
Uncollateralized thirty day discounted notes payable to
 officers bearing default interest of 10.0% per year,
 matured in 1998..........................................    19,800
Uncollateralized promissory note, bearing interest at
 10.0%, maturing November, 1999...........................    50,000
Note payable bearing interest at 15.0% per year, maturing
 October 1999 secured by guaranty.........................   150,000
Note payable to an individual, bearing interest at 20.0%,
 maturing in December 1999 with interest payable monthly,
 secured by officer options to purchase 1,527,000 shares
 of common stock..........................................   260,000
Note payable to an individual, bearing interest at 20.0%,
 maturing in December 1999 with interest payable
 quarterly, secured by officer options to purchase
 1,527,000 shares of common stock.........................   100,000
                                                            --------  --------
                                                            $616,309  $300,976
                                                            ========  ========
Long-term debt consisted of the following:
Note payable to a law firm bearing interest at 8.25% per
 year payable in monthly installments of $3,858 including
 interest, maturing August 2000, unsecured................  $ 81,809  $113,549
Less current maturities...................................   (51,881)  (41,694)
                                                            --------  --------
                                                            $ 29,928  $ 71,855
                                                            ========  ========

  The Company has failed to make monthly payments to the law firm when due. Under the terms of the note agreement, the law firm can elect to impose an interest rate of 18%. The law firm has not made this election.

  Future maturities of notes payable and long-term debt are as follows:

      1999............................................................. $668,190
      2000.............................................................   29,928
                                                                        --------
                                                                        $698,118
                                                                        ========

6. Accrued Liabilities:

  Accrued liabilities consisted of the following:

                                                                December 31
                                                            -------------------
                                                               1998      1997
                                                            ---------- --------
      Accrued interest payable............................. $   67,901 $208,007
      Accrued payroll and related taxes....................      4,849  122,306
      Accrued offering costs...............................    109,500  102,000
      Accrued consulting fees..............................    222,375   60,000
      Accrued settlement...................................    555,173  125,000
      Other................................................     62,094   44,932
                                                            ---------- --------
                                                            $1,021,892 $662,245
                                                            ========== ========

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


7. Commitments and Contingencies:

 Lease Obligations

  The Company leases certain patents and equipment under agreements classified as capital leases. In addition, the Company leases its office space and other properties under noncancelable operating leases through November 2002. Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1998:

                                                             Capital   Operating
                                                              Leases    Leases
                                                             --------  ---------
      1999.................................................. $458,924  $ 62,908
      2000..................................................    2,154    28,414
      2001..................................................      180     5,640
      2002..................................................              3,488
                                                             --------  --------
      Total minimum lease payments..........................  461,258  $100,450
                                                                       ========
      Amounts representing interest.........................  (44,139)
                                                             --------
      Present value of future lease payments................  417,119
      Less current maturities...............................  414,845
                                                             --------
                                                             $  2,274
                                                             ========

  Rental expense under operating leases for the years ended December 31, 1998, 1997 and 1996 and for the period from inception, September 4, 1984, to December 31, 1998 amounted to $218,398, $166,480, $157,972, and $1,516,008, respectively.

 Litigation

  In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company. The Company agreed to give the plaintiff an agreed judgment totaling $400,000, which may not be executed until after February 15, 1999 with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plaintiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion the security interest in the OmniFilter may be moved to the stent patent with the same stipulation as to subordination. The judgment was paid in April 1999.

  In August 1997, a former Chief Financial Officer, Secretary and Treasurer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company and is seeking specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company agreed to (a) pay $2,800 in cash within 45 days; (b) issue at no cost the plaintiff's stock options to purchase 150,000 shares of common stock at an

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

exercise price of $0.6875; and (c) execute an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999.

  In September 1997, a former distributor filed a lawsuit in the State District Court of Harris County, Texas alleging the letter agreement terminating their distribution agreement was breached by the Company due to the non-issuance of options to purchase 437,500 shares of common stock at $0.40 per share. On May 1, 1998 the Company reached an agreement to settle this lawsuit with the issuance of options to purchase 225,000 shares for an exercise price of $0.40 per share, exercisable for six months with registration requirements. The former distributor attempted to void the agreement and continue the pending litigation. The case was finally resolved by extending the exercise period to three years from the date the new option agreement was signed by the Company. Compensation expense of approximately $56,250 was recorded in 1998 to reflect the value of the options granted.

  In January 1999, a former distributor filed a lawsuit in the State District Court of Georgia alleging breach of contract and is seeking $34,000 plus pre-judgment interest. In the opinion of management, the ultimate outcome of this matter will not materially affect the Company's financial position, results of operations or cash flows.

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

8. Federal Income Taxes:

  At December 31, 1998, the Company had net operating loss (NOL) and research and development (R&D) credit carryforwards available to offset future taxable income approximately as follows:

      Year Expires                                              NOL       R&D
      ------------                                          ----------- --------
      2003................................................. $    71,500
      2004.................................................      14,300
      2005.................................................     450,300 $  7,635
      2006.................................................   1,462,000   50,550
      2007.................................................   3,122,800  143,632
      2008.................................................   7,432,100  163,052
      2009.................................................   2,181,300   73,637
      2010.................................................     925,000   34,286
      2011.................................................   3,409,000   41,669
      2012.................................................   2,456,000   36,000
      2013.................................................   2,249,000   18,000
                                                            ----------- --------
                                                            $23,773,300 $568,461
                                                            =========== ========

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Company adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" ("SFAS 109"). Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The tax-effected components of deferred tax assets at December 31, 1998 and 1997, are as follows:

                                                          1998         1997
                                                       -----------  -----------
      Total deferred tax assets:
        Net operating losses and other................ $ 9,660,000  $ 8,827,000
        Valuation allowance...........................  (9,660,000)  (8,827,000)
                                                       -----------  -----------
                                                       $        --  $        --
                                                       ===========  ===========

  The Company has significant net operating loss carryforwards for which realization of tax benefits is uncertain and therefore all deferred tax assets have been fully reserved at December 31, 1998 and 1997, respectively. The change in the total valuation allowance for the year ended December 31, 1998 and 1997 was a net increase of approximately $833,000 and $832,000, respectively. Contributing primarily to this change were operating losses incurred during 1998 and 1997.

9. Related Party Transactions:

  For the period from inception, September 4, 1984, to December 31, 1998, the Company made payments for legal, engineering and consulting services and products and supplies provided by certain stockholders which amounted to $1,157,072. Of this amount, $37,500 related to each of the years ended December 31, 1998, 1997 and 1996, respectively.

  On August 23, 1995 the Company sold its proprietary OmniCath(R) atherectomy EPO patent to Guerbet S.A., a stockholder of the Company, of Paris, France for $500,000 cash.

  Steven B. Rash entered into a three-year employment agreement with the Company, dated as of July 15, 1995 (the "Agreement"). Pursuant to the Agreement, Mr. Rash is employed as President and Chief Executive Officer of the Company. The Agreement provides for a salary of $135,000 per year with annual increases, plus bonuses of up to fifty percent, and options to purchase 600,000 shares of common stock at $0.50 per share. The options vest at varying times during the term of Mr. Rash's three-year employment agreement. In 1997 Mr. Rash's agreement was extended to December 31, 1999 and the base salary increased to $165,000 per year. In addition, options to purchase an additional 900,000 shares of common stock at $.6875 per share were granted. In December 1998 the Board extended his contract to December 31, 2000.

  Effective December 15, 1997, Marshall Kerr entered into a two-year employment agreement with the Company. The employment agreement provides for a salary of $80,000 per year through January 31, 1998 and $108,000 annually thereafter with annual increases as determined by the Board of Directors and annual bonuses of up to 50% of the base salary. In addition, the Company granted options to purchase 300,000 shares of common stock; 100,000 shares at $0.50 per share and 200,000 shares at $.42 per share. In December 1998 the Board extended his contract to December 31, 2000.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Effective December 31, 1992, the Company and Aberlyn entered into a Patent Assignment and License Agreement (the "Patent and License Agreement") pursuant to which the Company assigned patents as collateral which are owned by the subsidiary, Cathlab Corporation (the "Cathlab Patents"), to Aberlyn in return for $500,000. The Cathlab Patents were exclusively licensed back to the Company for three years for a monthly license fee of $16,355, after which Aberlyn was required to reassign the Cathlab Patents to the Company in exchange for $50,000. Under the terms, if the Company declined to purchase the Cathlab Patents, the Patent and License Agreement would automatically be extended for an additional nine months for a monthly license fee of $17,099, after which the Cathlab Patents would automatically revert back to the Company.

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

  Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases which revised the schedule of lease payments and extended the maturity date to October 1, 1998. The leases are currently being restructured.

  On February 18, 1996, the Company and Zanett Capital, Inc. ("Zanett"), a financial consulting firm, signed an agreement whereby Zanett agreed to help the Company raise capital pursuant to an offshore private placement of equity. Claudio M. Guazzoni, a member of the Company's Board of Directors from March 1996 through December 1998, is Zanett's President and Chief Executive Officer. As a retainer for availability of services by Zanett, the Company agreed to grant Zanett warrants to purchase shares of common stock at a rate of 1 for every 10 shares of common stork or warrants issued in connection with equity and bridge financings raised by Zanett.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Each of the warrants will be exercisable at an exercise price of $0.50 per share for five years from the date it was granted which shall be the date of the closing of the particular equity or bridge financing in question. During 1996 through the efforts of Zanett, the Company sold 1,250,001 shares of common stock, 1,390 shares of Series A preferred and 1,500 shares of Series B preferred stock pursuant to Regulation S of the Securities Act of 1933, as amended. In connection with these placements, the Company issued warrants to purchase 811,310 shares of common stock to unrelated third parties upon assignment of such warrants by Zanett. In addition, a 10% placement fee of approximately $319,000 has been paid to Zanett or their designated representative in connection with the sale of the Series A and Series B Preferred.

  In September 1996, Zanett was granted a restricted exercise warrant to purchase 25,000 shares of common stock at $.9375 in connection with the placement of bridge financing. The warrants are exercisable for five years.

  The Company does not have a policy against employing relatives. During the years ended December 31, 1997 and 1996, the Company paid salaries and wages to relatives of officers of the Company amounting to $7,797, and $22,692, respectively. No relatives of officers were employed in 1998.

10. Capital Stock:

 Common Stock

  The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value per share. The holders of outstanding shares of common stock are entitled to share ratably on a share-for-share basis with respect to any dividends when, as and if declared by the Board of Directors out of funds legally available therefor. Each holder of common stock is entitled to one vote for each share held of record. The common stock is not entitled to conversion or preemptive rights and is not subject to redemption. Upon liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in the net assets legally available for distribution.

 Preferred Stock

  The Company is authorized to issue 2,000,000 shares of preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

  In February 1996 the Company sold 1,390 shares of its Series A convertible preferred stock, of which 683 shares are outstanding at December 31, 1998, par value $.001 per share ("Series A Preferred"), at a purchase price of $1,000 per share, to a group of foreign investors (the "Investors"). The Series A Preferred, which bears no dividends and confers no voting rights, is senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series A Preferred) and is convertible at any time after October 30, 1996 at the option of the holders into such number of common shares (the "Series A Conversion Shares") as is equal to $1,000 divided by the lesser of (i) $.24 or (ii) 80% of the average of closing bid price of the common stock for the five consecutive days ending two days prior to the day the election to convert is made (the "Conversion Price"). The number of Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits and similar events. In July 1999 any outstanding shares of the Series A Preferred will be automatically converted based on the Conversion Price then in effect. In addition, registration rights were granted to the Investors for the common stock issuable upon conversion of the Series A

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Preferred. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter. In the event of the dissolution or winding up of the Company, the holders of Series A Preferred shall have a liquidation preference equal to the stated value of $1,000 per share. The Series A Preferred is subject to mandatory redemption at the option of the holders of at least 50% of then outstanding shares of Series A Preferred if the Company fails to issue shares of common stock, fails to transfer shares of common stock or fails to remove any restrictive legend on any certificate or any shares of common stock upon the exercise of the conversion rights by the holders of the Series A Preferred.

  In November 1996 the Company issued units consisting of (i) 1,500 of its 1996 Series B convertible preferred stock of which none are outstanding, par value $.001 per share (the "Series B Preferred"), and (ii) an equal number of warrants to purchase common stock (the "Warrants") to a group of foreign investors (the "Series B Investors") for a total purchase price of $1,500,000, or $1,000 per unit. The Series B Preferred was fully converted into a total of 4,191,853 shares of common stock. Each Warrant entitles the holder to the number of shares of common stock equal to the quotient of $1,000 divided by the market price of the common stock on the closing date of the Series B issuance. The exercise price of the Warrants is equal to the average of the market price for the common stock for the ten consecutive days prior to the sixtieth day after the closing date of the Series B issuance. The warrants terminate five years after issuance and the exercise price of the warrants and the number of shares of common stock underlying the warrants are both subject to adjustment upon the occurrence of stock splits, reverse stock splits, the issuance of below-market securities, and other events. The Series B Investors were given registration rights with the respect to the shares of common stock issuable upon conversion of the Series B Preferred and exercise of the Warrants and was included in the 1997 registration statement.

  As a result of Securities and Exchange Commission guidance issued in early 1997 with respect to beneficial conversion features in connection with the issuance of convertible preferred stock, the Company was deemed to recognize non-cash preferred stock dividends totaling approximately $1.2 million in fiscal year 1996. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of the Series A and B calculated as of the date of the sale of such stock.

  In March 1997 the Company issued 125 shares of its Series C convertible preferred stock, par value $.001 per share (the "Series C Preferred") to Nelson Partners, an unaffiliated investor, for a total purchase price of $2,500,000 or $20,000 per share. The Series C Preferred was fully converted into a total of 6,471,954 shares of common stock. Registration rights were conferred upon the Series C Preferred requiring the Company to file a registration statement covering the resale of the Series C Conversion Shares on or before the ninetieth day following the issuance date ("Scheduled Effective Date"). The Registration Statement became effective July 25, 1997 which was after the Scheduled Effective Date.

  The Series D preferred convertible stock (the "Series D Preferred") and Series E preferred convertible stock (the "Series E Preferred"), which bear no dividends and confer no voting rights, rank equal with each other, rank junior to the Series A Preferred, Series B Preferred and Series C Preferred and rank senior to the Company's other securities (except with the consent of the majority of the holders of Series D Preferred or the consent of the majority of the holders of Series E Preferred respectively). In the event of the dissolution or winding up of the Company, the holders of Series D Preferred and Series E Preferred shall have liquidation preferences of $10 per share plus any accumulated but unpaid dividends, and no more, before any payment or distribution of assets of the Company is made to or set apart from the holders of the common stock. The Series D Preferred shall not be redeemable at any time prior to September 30, 1999. After that date, the Company may, at its option and at any time prior to notice of the Series D Preferred at the time issued and outstanding for an amount in cash equal to $11.75 per share plus any accumulated and unpaid dividends. If less than all the Series

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

D Preferred are to be redeemed, then such redemption shall be pro rata based on the number of Series D Preferred owned of record by each preferred shareholder. The Series E Preferred shall not be redeemable at any time prior to September 30, 2001. After that date, the Company may, at its option and at any time prior to notice of conversion of the Series E Preferred by the holder thereof, redeem all or any part of the Series E Preferred at the time issued and outstanding for an amount in cash equal to $11.75 per share plus any accumulated and unpaid dividends. If less than all the Series E Preferred are to be redeemed, then such redemption shall be pro rata based on the number of shares of Series E Preferred owned of record by each preferred shareholder.

  The Company authorized 60,000 shares of Series D Preferred and 500,000 shares of Series E Preferred on April 29, 1998. Both Series D Preferred and Series E Preferred have a stated value of $10 per share and 8% cumulative dividends payable in either cash or stock at the option of the Company. At December 31, 1998, 34,000 shares of Series D Preferred and 7,500 shares of Series E Preferred are issued and outstanding. Each share of the Series D is convertible based upon a conversion price that is equal to the lesser of (a) 110% of the closing bid price five day average preceding the date of purchase of the Series D by the holder; or (b) 80% of the closing bid price five day average preceding the date such conversion is made. The Series D and Series E, which confer no voting rights, rank equal with each other, rank junior to the Series A, B and C convertible preferred stock and senior to the Company's other securities (except with the consent of the majority of the holders of Series D or the consent of the majority of the holders of Series E, respectively). In the event of the dissolution or winding up of the Company, the holders of Series D and Series E shall have liquidation preferences of $10 per share plus any accumulated but unpaid dividends, and no more, before any payment or distribution of assets of the Company is made to or set apart for the holders of the Common Stock.

  Each share of the Series E Preferred are convertible any time after issuance at 82.5% of the five day average of the closing bid prices for the five trading days preceding the date such conversion is made. The conversion ratio for Series D Preferred and Series E Preferred is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits and similar events. No additional shares of Series E may be issued due to the interpretations of the SEC regarding equity lines of credit.

  The Company received $600,000 less offering costs for the issuance of 60,000 shares of Series D on April 29, 1998 and $75,000 less offering costs for the issuance of 7,500 shares of Series E on July 27, 1998. Due to the beneficial conversion features in connection with the issuance of Series D and Series E, the Company was deemed to recognize noncash preferred stock dividends totaling approximately $170,000. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of the Series D and Series E calculated as of the date of the sale of such stock.

11. Stock Purchase Warrants:

  Under the terms of the agreement with Aberlyn Capital Management Limited Partnership (See Note 9), the Company issued Aberlyn and Aberlyn Holdings Company, Inc., an affiliate of Aberlyn, warrants to purchase 15,000 and 60,000 shares of common stock, respectively, at $7.50 per share. The warrants expired in January 1998.

  In September and October 1993 the Company issued warrants to purchase a total of 193,500 shares of its common stock. These warrants are exercisable at any time during the five-year period from date of issue at a per share price of $1.00. During 1996 warrants for 2,500 shares were exercised. The remainder expired in 1998.

  In July 1993 the Company issued stock purchase warrants to the holders of the Series B preferred stock to purchase an aggregate of 288,203 shares of the Company's common stock at an exercise price of $6.65 per share. The warrants expired in June 1998.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  In August 1993 the Company issued warrants to purchase 848,002 shares of common stock at an exercise price of $2.16 per share in connection with a 30-day lock-up agreement upon the conversion of the Series B preferred stock on October 22, 1993. The warrants expired in 1998.

  In connection with the offering of 1,500,000 shares in October 1993, the Company issued warrants to its underwriters to purchase 150,000 shares of common stock at prices ranging from $2.50 to $3.60 per share. The warrants expired in 1998.

  In March 1994, the Company issued warrants to purchase 20,000 shares of common stock at $1.00 per share in connection with a loan guarantee. In June 1994, the Company issued an additional 50,000 warrants to purchase common stock in connection with the renewal and extension of the note. The warrants are exercisable for five years.

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

  In June 1994, the Company issued warrants to purchase 282,634 shares of common stock at prices ranging from $1.00 per share to $3.60 per share. These warrants were issued as a result of transactions during 1993 in connection with various bridge loans and are exercisable for five years. Warrants for 8,333 shares and 105,665 shares were exercised during 1997 and 1996, respectively. One warrant was under exercised by one share in 1996 and is therefore forfeited. The remaining warrants for 168,635 shares expired in 1998.

  In August 1994, in connection with a licensing agreement with Wright Medical Technologies (See Note 4), the Company issued warrants to purchase 150,000 shares of common stock at $2.00 per share. The warrants are exercisable for five years.

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

  In connection with the issuance of promissory notes in September 1996, the Company issued warrants to purchase an aggregate of 250,000 shares of the Company's common stock (the "Bridge Warrants") and certain registration rights in connection with such stock. The Bridge Warrants, issued pursuant to Regulation S of the Securities Act, have a term of five years from the date of issuance and an exercise price of $0.9375. In addition, the lenders were given registration rights with respect to the shares of common stock issuable upon exercise of the Bridge Warrants. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

  In connection with the private placement of 1,171,844 shares of common stock during January through April 1998, the Company granted warrants to purchase 317,000 shares of common stock at exercise prices ranging from $0.34 to $0.69 per share. The warrants are exercisable for two years.

  In February 1998 the Company issued a warrant to purchase 125,000 shares of common stock to Aberlyn Capital Management Limited Partnership as an inducement to enter into a modification agreement on the repayment of an existing lease agreement. The warrant is exercisable for five years at an exercise price of $0.44 per share.

  In connection with private placement of preferred stock, the Company issued to the investor a warrant to purchase 60,000 shares of common stock at an exercise price of $0.85 per share exercisable for three years. In addition, warrants to purchase 200,000 shares of common stock were issued to consultants as part of a finders fee agreement.

  In September 1998, the Company issued a warrant to purchase 50,000 shares of common stock for an exercise price of $0.35 per share exercisable for two years. The warrants were issued in connection with a bridge loan. In December 1998, warrants to purchase 10,000 shares of common stock at an exercise price of $0.35 were issued due to the late payment of the note. The additional warrants are also exercisable for two years. Warrants to purchase 200,000 shares at an exercise price of $0.55 exercisable for five years were issued to consultants as part of a finders fee agreement for this transaction.

  In September 1998, the Company issued a warrant to purchase 500,000 shares at an exercise price of $0.35 to a consultant in connection with a consulting agreement.

  In connection with bridge financing during October and December 1998, the Company issued warrants to purchase 374,000 shares of common stock at an exercise price ranging from $0.195 to $0.225 per share exercisable for two years.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Cumulative shares issuable under warrants and their expiration dates as of December 31, 1998 are as follows:

                                                   Expiration  Number   Exercise
      Grant Date                                      Date    of Shares  Price
      ----------                                   ---------- --------- --------
      January-February 1994.......................    1999      224,139 $1.3500
      March 1994..................................    1999      150,000 $1.5000
      March-June 1994.............................    1999       70,000 $1.0000
      August 1994.................................    1999      150,000 $2.0000
      October 1994................................    1999      100,000 $2.5000
      June 1995...................................    2000      100,000 $0.1875
      June 1995...................................    2000      100,000 $0.5000
      February 1996...............................    2001      704,167 $0.5000
      September 1996..............................    2001      275,000 $0.9375
      November 1996...............................    2001    1,209,677 $1.4000
      November 1996...............................    2001      107,143 $1.4000
      December 1996...............................    2001       25,000 $1.5000
      January 1998................................    2000      200,000 $0.3700
      February 1998...............................    2003      125,000 $0.4400
      March 1998..................................    2000       22,000 $0.3400
      March 1998..................................    2000        5,000 $0.4200
      April 1998..................................    2000       40,000 $0.3400
      April 1998..................................    2000       50,000 $0.6900
      April 1998..................................    2001       60,000 $0.8500
      April 1998..................................    2003      200,000 $0.8500
      September 1998..............................    2000       50,000 $0.3500
      September 1998..............................    2003      200,000 $0.5500
      September 1998..............................    2003      500,000 $0.3500
      October 1998................................    2000        4,000 $0.2250
      October 1998................................    2000       10,000 $0.2000
      October 1998................................    2000      100,000 $0.1950
      November 1998...............................    2000       10,000 $0.3500
      December 1998...............................    2000      260,000 $0.1950
                                                              ---------
                                                              5,051,126
                                                              =========

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


12. Stock Options:

  At December 31, 1998, the Company had two stock-based compensation plans which are described below. Additionally, the Company has issued options that are not part of these plans to various employees and consultants (the "Other Plan"). The Company applies APB Opinion 25 and related interpretations in accounting for options issued to employees and directors. Options issued to consultants and other non-employees are recorded at fair market value. The compensation cost that has been charged against income for its stock option plans was approximately $59,250, $122,800, and $238,000 for 1998, 1997 and
1996, respectively. Had compensation cost for the Company's two stock-based compensation plans and Other Plan been determined consistent with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

   Year                                    1998         1997         1996
   ----                                 -----------  -----------  -----------
   Net loss
     As reported....................... $(2,630,084) $(2,774,203) $(2,625,116)
     Pro forma......................... $(2,764,781) $(3,084,982) $(2,814,845)
   Net loss available to common
    shareholders
     As reported....................... $(2,800,115) $(2,774,203) $(3,808,529)
     Pro forma......................... $(2,934,812) $(3,084,982) $(3,998,258)
   Net loss per common share
     As reported....................... $      (.11) $      (.18) $      (.34)
     Pro forma......................... $      (.11) $      (.20) $      (.35)

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

  The 1996 Plan provides for the grant of (i) stock options, including incentive stock options and non-qualified stock options, (ii) shares of restricted stock, (iii) performance awards payable in cash or common stock,
(iv) shares of phantom stock, (v) stock bonuses, and (vi) cash bonuses (collectively, the "Incentive Awards"). As of December 31, 1998, 215,000 shares of common stock and options to purchase 330,000 shares have been granted to consultants, and 25,000 shares of common stock and options to purchase 905,000 shares have been granted to employees. The number of shares of common stock subject to the 1996 Plan is 1,500,000 and is effective October 10, 1996 as approved by the stockholders at the annual meeting held November 22, 1996. The 1996 Plan will terminate October 10, 2006 unless earlier terminated by the Company.

  Under the 1994 Plan, options to purchase an aggregate of 1,500,000 shares are available for grants to employees and consultants of the Company and its subsidiaries. The 1994 Plan will terminate on April 8, 2004 unless terminated earlier by the Company.

  In April 1995, in consideration for termination of a distribution agreement, the Company granted a distributor an option to purchase 437,500 shares at $0.40 per share. In settlement of litigation on May 1, 1998 these options were replaced with options to purchase 225,000 shares at $0.40 per share, exercisable for six months with registration requirements. In 1999 the final resolution of the case resulted in the exercise period being extended to three years from the date a new agreement was signed by the Company.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

  In connection with their employment in 1996, the Company granted hiring options to three employees for a total of 115,000 at exercise prices ranging from $.50 to $1.25 which equaled fair market value at the time of issuance. During 1997 options to purchase 30,000 shares were forfeited due to termination of employment and failure to exercise within the required time frame. The options are exercisable for five years.

  In connection with settlement agreements, the Company granted options to purchase 225,000 shares of common stock which are exercisable through 1999 to Lawrence M. Hoffman and 150,000 shares of common stock to a former officer at an exercise price of $.6875. The former officer exercised his options in 1998 as part of a litigation settlement.

  In connection with a consulting agreement, the Company issued options to purchase 60,000 shares of stock at $1.00 exercisable for two years. These options expired in 1998.

  The Company granted options to purchase common stock totaling 93,000 shares as a retainer to each of its four directors and for attendance at the Board of Directors meetings during 1997. The options are exercisable for five years at an exercise price ranging from $0.46875 to $1.3125 which equaled fair market value at the time of issuance.

  In connection with his employment agreement in December 1997 as Vice President, Sales and Marketing, the Company granted Marshall Kerr options to purchase 100,000 shares at $.50 and 200,000 shares at $0.42 vesting at various times during his two-year contract and expiring December 2004.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  A summary of the status of the Company's stock options granted to employees as of December 31, 1998, December 31, 1997 and December 31, 1996 and the changes during the year ended on these dates is presented below:

                               Employee Stock Options
-------------------------------------------------------------------------------------
                                 1998                1997                1996
                          ------------------- ------------------- -------------------
                           # Shares  Weighted  # Shares  Weighted  # Shares  Weighted
                              of     Average      of     Average      of     Average
                          Underlying Exercise Underlying Exercise Underlying Exercise
                           Options    Prices   Options    Prices   Options    Prices
                          ---------- -------- ---------- -------- ---------- --------
Outstanding at beginning
 of the year............  2,295,000   $0.73   1,465,476   $1.09   2,972,194   $0.89
Granted at-a-discount...          0     n/a      59,000   $0.94      15,000   $0.75
Granted at-the-money....          0     n/a   1,134,000   $0.67           0     n/a
Granted at-a-premium....          0     n/a     105,000   $0.55     110,000   $0.95
Total options granted...          0     n/a   1,298,000   $0.67     125,000   $0.93
Exercised...............          0     n/a      20,000   $0.19     101,000   $1.00
Forfeited...............          0     n/a      30,000   $1.04   1,253,418   $0.24
Expired.................          0     n/a     418,476   $1.73     277,300   $2.77
Outstanding at end of
 year...................  2,295,000   $0.73   2,295,000   $0.73   1,465,476   $1.09
Exercisable at end of
 year...................  1,514,000   $0.79     886,000   $0.90     542,000   $1.14
Weighted-average FV of
 options granted at-a-
 discount...............                n/a               $0.79               $0.67
Weighted-average FV of
 options granted at-the-
 money..................                n/a               $0.49                 n/a
Weighted-average FV of
 options granted at-a-
 premium................                n/a               $0.34               $0.55
Weighted-average FV of
 all options granted....                n/a               $0.49               $0.56

  The following table summarizes information about stock options for employees and directors outstanding at December 31, 1998:

                                   Options Outstanding          Options Exercisable
                          ------------------------------------- --------------------
                                      Weighted                              Weighted
                            Number    Average  Weighted Average   Number    Average
                          Outstanding Exercise    Remaining     Exercisable Exercise
Range of Exercise Prices  at 12/31/98  Price   Contractual Life at 12/31/98  Price
------------------------  ----------- -------- ---------------- ----------- --------
$0.42 to $0.99..........   1,850,000   $0.58       5.70701       1,069,000  $0.55221
$1.00 to $2.99..........     370,000   $1.02       1.51130         370,000  $1.01537
$3.00...................      75,000   $3.00       0.58000          75,000  $3.00000
                           ---------                             ---------
$0.42 to $3.00..........   2,295,000   $0.73       4.86303       1,514,000  $0.78666

  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                           Assumption                      1998   1997    1996
                           ----------                      -----  -----  ------
      Expected Term.......................................   n/a   4.82    3.18
      Expected Dividend Yield.............................  0.00%  0.00%   0.00%
      Expected Volatility................................. 96.87% 95.00% 109.45%
      Risk-Free Interest Rate.............................  6.50%  6.29%   6.01%

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  A summary of the status of the Company's stock options granted to non-employees as of December 31, 1998, December 31, 1997 and December 31, 1996 and the changes during the year ended on these dates is presented below:

                             Non-Employee Stock Options
-------------------------------------------------------------------------------------
                                 1998                1997                1996
                          ------------------- ------------------- -------------------
                           # Shares  Weighted  # Shares  Weighted  # Shares  Weighted
                              of     Average      of     Average      of     Average
                          Underlying Exercise Underlying Exercise Underlying Exercise
                           Options    Prices   Options    Prices   Options    Prices
                          ---------- -------- ---------- -------- ---------- --------
Outstanding at beginning
 of the year............  1,602,500   $0.62   1,272,500   $0.52   1,690,167   $0.84
Granted at-a-discount...    225,000   $0.40      60,000   $1.00     435,000   $0.73
Granted at-the-money....          0     n/a           0     n/a           0     n/a
Granted at-a-premium....    100,000   $0.70     270,000   $1.00           0     n/a
Total options granted...    325,000   $0.49     330,000   $1.00     435,000   $0.73
Exercised...............    150,000   $0.69           0     n/a      96,000   $1.00
Forfeited...............    437,500   $0.40           0     n/a     616,667   $0.19
Expired.................     60,000   $1.00           0     n/a     140,000   $6.21
Outstanding at end of
 year...................  1,280,000   $0.63   1,602,500   $0.62   1,272,500   $0.52
Exercisable at end of
 year...................  1,280,000   $0.63   1,602,500   $0.62   1,122,500   $0.50
Weighted-average FV of
 options granted at-a-
 discount...............              $0.31               $0.81               $0.68
Weighted-average FV of
 options granted at-the-
 money..................                n/a                 n/a                 n/a
Weighted-average FV of
 options granted at-a-
 premium................              $0.37               $0.34                 n/a
Weighted-average FV of
 all options granted....              $0.33               $0.42               $0.68


  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

      Assumption                                           1998   1997    1996
      ----------                                           -----  -----  ------
      Expected Term.......................................  1.12   5.00    1.26
      Expected Dividend Yield.............................  0.00%  0.00%   0.00%
      Expected Volatility................................. 96.87% 95.00% 109.45%
      Risk-Free Interest Rate.............................  6.50%  6.15%   5.61%

  The following summarizes information about fixed stock options for employees, directors and non-employees outstanding at December 31, 1998:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                                Weighted
                                      Weighted   Average               Weighted
                            Number    Average   Remaining    Number    Average
                          Outstanding Exercise Contractual Exercisable Exercise
Range of Exercise Prices  at 12/31/98  Price      Life     at 12/31/98  Price
------------------------  ----------- -------- ----------- ----------- --------
$0.001 to $0.99..........    950,000  $0.50820   3.59673      950,000  $0.50820
$1.00 to $2.99...........    330,000  $1.00000   8.65909      330,000  $1.00000
$0.001 to $2.99..........  1,280,000  $0.63499   4.90187    1,280,000  $0.63499

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


13. Supplemental Information for Consolidated Statement of Cash Flows:

                                                                    Inception
                                                                   September 4,
                             Year Ended   Year Ended   Year Ended    1984, to
                            December 31, December 31, December 31, December 31,
                                1998         1997         1996         1998
                            ------------ ------------ ------------ ------------
Interest paid.............   $ 113,161    $ 108,660    $ 392,580    $1,368,699
Noncash investing and
 financing activities:
Equipment acquired through
 capital lease
 agreements...............                                             266,539
Equipment and leasehold
 improvements acquired
 through notes payable....                                              35,775
Conversion of accrued
 interest payable to
 principal on notes
 payable to stockholders..                                             105,170
Conversion of Series A and
 Series B preferred stock
 to common stock..........                                                 444
Conversion of 1996 Series
 A and B, 1997 Series C,
 and 1998 Series D
 preferred stock to common
 stock....................   3,280,579    1,260,000                  4,540,579
Conversion of debentures
 to common stock..........                                             640,000
Deferred offering costs
 incurred in prior year
 charged against offering
 proceeds.................                                              41,000
Issuance of common stock
 in connection with
 purchase of assets of
 VMS, Inc.................                                             124,999
Issuance of common stock
 in connection with
 purchase of assets of
 Superstat, Inc...........                                              81,819
Conversion of notes
 payable to common stock..                               488,671       538,671
Common stock and warrants
 issued in lieu of
 interest.................                                58,139     1,387,300
Patent assignment and
 leaseback................                                             500,000
Issuance of common stock
 in connection with Therex
 settlement...............                                                  77
Transfer of note
 receivable from officer..                                              25,000
Write-up of property and
 equipment on Cathlab due
 to sale and leaseback
 agreement................                                             221,616
Issuance of common stock
 and warrants for
 services.................      72,750       28,280      367,500     1,108,457
Issuance of common stock
 for certain liabilities..     122,334      178,286    1,546,509     1,847,129

14. Sales Information:

  During the year ended December 31, 1998 sales to three customers represented 15.6%, 13.3% and 10.5% of the Company's total net sales. The remainder of net sales to any one customer was less than 10%. Sales to one customer during the year ended December 31, 1997 represented 16.9% of net sales while sales to three customers during 1996 represented 18.7%, 18.2% and 12.9% of net sales. The loss of any of these major accounts would be material to the Company's overall results of operations, financial position and cash flows. Foreign export net sales for 1998, 1997 and 1996 were approximately 55%, 62% and 55%, respectively.

15. Acquisition and Purchase Agreements:

  During October 1992, the Company acquired the assets of SuperStat, Inc. ("SuperStat") in exchange for 18,182 shares of the Company's common stock, valued at $81,819. Superstat has developed a patented modified collagen hemostatic sponge for use to control bleeding in vascular and general surgery.

  In March 1995, under an agreement with SuperStat, the Company transferred the license agreement to BioCell, Inc. and was relieved of the obligation to pay royalties in consideration of receiving a .5% royalty on future product sales by BioCell, Inc. The Company received royalties in the amount of $367 in 1998.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


16. Subsequent Event:

  On March 3, 1999, the Company and an investor entered into a securities purchase agreement for a Series 1999-A Nine Percent (9%) Redeemable Convertible Debenture (the "Debenture") in the amount of $400,000. Offering costs of $47,500 were incurred in this transaction. The Debenture matures December 31, 2001 with interest payable quarterly. The Company granted the holder a security interest in the OmniCath(R) and the Evert-O-Cath(TM). As additional consideration a warrant to purchase 40,000 shares of common stock at an exercise price of $0.175 per share, which is equal to 125% of the closing bid price for the common stock on March 3, 1999. The warrant is exercisable for three years.

  The Debenture is convertible into common stock at a conversion price equal to the lesser of $0.15 per share or 75% of the lowest of the closing bid prices for the five business days immediately preceding the conversion date. As a part of the agreement registration rights were granted regarding the warrant, the conversion shares, the interest shares and the security shares, and the Company must make reasonable efforts to file a registration statement within 45 days after closing.

  The Company has a right to redeem all or a portion of the Debenture at any time prior to receiving a notice of conversion. The cash redemption amount shall be equal to:

  . 115% of the face amount to be redeemed if redeemed within the first thirty days;

  . 120% of the face amount to be redeemed if redeemed between thirty-one and sixty-one days; or

  . 125% of the face amount to be redeemed if redeemed after 60 days.

  On March 26, 1999, the Company entered into an exclusive license agreement with Manufacturing & Research, Inc. ("MRI") for its Cathlab(R) patents. Pursuant to such license agreement, the Company will relocate its manufacturing facility to MRI's facility in Tucson, Arizona. MRI will staff and manage the facility and will manufacture the Company's Cathlab and balloon cardiovascular products under the licensing agreement. Management anticipates this will save the Company approximately $600,000 annually in operating, production and engineering costs. This license agreement provides for a one-time license fee in the amount of $25,000. In addition, MRI shall pay a royalty interest on the net amount received from all sales to their customers under the licensing agreement that utilizes the Company's proprietary technology.

  The Company entered into an exclusive worldwide, royalty-bearing license agreement on April 14, 1999 with IntraTherapeutics, Inc. for its OmniFilter technology, a percutaneous guidewire micro-filter to be used in carotid angioplasty procedures. The Company will receive a one-time license fee of $1,000,000 and a 5% royalty fee for the life of the patents. The license term is the later of the expiration of all patents, including patent applications, or ten years from the first commercial sale of the licensed product.

17. Operations:

  The Company has incurred recurring operating losses and negative cash flow. In order to continue as a going concern, the Company must raise additional capital and ultimately achieve profitable operations. Though still a developmental stage company engaged in the development, manufacture and marketing of medical devices, the Company has eleven products presently available to market and has a comprehensive business strategy which it believes will enable it to capitalize on its technologies and developing trends in the healthcare industry. Management believes it will be able to raise the capital necessary to fund the commercialization of its existing technologies and current working capital for the foreseeable future by "unbundling" its core technologies and identifying a strategic partner for each technology and product in a specific international market.

  The Company's strategic plan consists of focusing on increased market penetration of its eleven existing FDA-approved products, continuing to upgrade and expand its distribution network, continuing to focus on the commercialization of its core technologies by pursuing US and international regulatory approval, aggressively

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

pursuing the sale of ancillary technology to meet future cash requirements and to validate the proprietary nature of its technologies and continuation of efforts to identify and pursue strategic alliances.

  Management believes that the Company is now positioned to capitalize on its silicone manufacturing expertise and patented minimally invasive technologies. Since receiving ISO 9001 certification in January 1998 and CE Mark Certification in September 1998, the Company has received unsolicited requests to manufacture unique devices to the specifications of third parties, indicating growth potential as an OEM manufacturer. One OEM contract for 100,000 units per year is currently in force and other OEM contracts are in the discussion phase.

  In addition, during 1998, management has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements and projects. An integral part of this on-going strategy is to aggressively pursue the sale of all ancillary technology which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products. Although there can be no assurances, the Company does not foresee any risks associated with these initiatives.

                    AMERICAN BIOMED, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
American BioMed, Inc.

  Our report on the consolidated financial statements of American BioMed, Inc. and Subsidiary (a development stage enterprise), which refers to substantial doubt regarding the Company's ability to continue as a going concern, is included on Page F-2 in this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on Page F-1 of this Form 10-K.

  In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

KARLINS ARNOLD & CORBITT, P.C.

The Woodlands, Texas
March 26, 1999

                                                                     SCHEDULE II

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

        COLUMN A          COLUMN B  COLUMN C   COLUMN D    COLUMN E   COLUMN F
                                         Additions
                                    --------------------
                                       (1)       (2)
                           Balance   Charged   Charged
                             at     to costs   to other                Balance
                          Beginning    and    accounts-- Deductions-- at end of
       Description        of Period expenses   describe    describe    period
       -----------        --------- --------  ---------- ------------ ---------
December 31, 1996
  Allowance for doubtful
   accounts..............    45,480    13,238                1,218(1)    57,500
  Allowance for deferred
   tax assets............ 6,836,000 1,159,000                         7,995,000
December 31, 1997
  Allowance for doubtful
   accounts..............    57,500    68,721               69,054(1)    57,167
  Allowance for deferred
   tax assets............ 7,995,000   832,000                         8,827,000
December 31, 1998
  Allowance for doubtful
   accounts..............    57,167                         17,167(1)    40,000
  Allowance for deferred
   tax assets............ 8,827,000   833,000                         9,660,000

--------
(1) Write-off of bad debts.

                                  SIGNATURES

  Pursuant to the Requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, State of Texas, on the 2nd day of June, 1999.

                                          AMERICAN BIOMED, INC.

                                                   /s/ Steven B. Rash
                                          By:__________________________________
                                             Steven B. Rash
                                             Chairman of the Board

  Pursuant to the requirements of the Securities Act of 1933, to this registration statement has been signed by the following persons in the capacities and on the dates indicated:


   /s/    Steven B. Rash             Chairman of the Board,     June 2, 1999
-----------------------------------   President and Chief
          Steven B. Rash              Executive Officer

   /s/  Colene Blankinship           Controller (Principal      June 2, 1999
-----------------------------------   Financial and
        Colene Blankinship            Accounting Officer)

   /s/  Lawrence M. Hoffman          Director                   June 2, 1999
-----------------------------------
        Lawrence M. Hoffman

                                     Director
-----------------------------------
          Richard Serbin

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
   2.1   --Agreement and Plan of Merger among American BioMed, Inc., ABI
          Acquisition, Inc. and Cathlab Corporation dated March 30, 1992(3)

   3.1   --Certificate of Incorporation.(1)

   3.2   --By-laws.(1)

   3.3   --Certificate of Designations, Preferences and Rights of 1996 Series A
          Convertible Preferred Stock(7)

   3.4   --Certificate of Designations, Preferences and Rights of 1996 Series B
          Convertible Preferred Stock(7)

   3.5   --Certificate of Designations, Preferences and Rights of 1997 Series C
          Convertible Preferred Stock(10)

   3.6   --Certificate of Designations, Preferences and Relative Rights of 1998
          Series D Convertible Preferred Stock(12)

   3.7   --Certificate of Designations, Preferences and Relative Rights of 1998
          Series E Convertible Preferred Stock(12)

   4.2   --Specimen Common Stock Certificate(13)

  10.28 --1992 Stock Option Plan of the Company and forms of incentive stock option agreement and non-qualified stock option agreement(2)

  10.57  --Patent License, Research & Development Agreement between Wright
          Medical Technology, Inc. and American BioMed, Inc.(4)

  10.69  --Stipulation of Settlement, Scott Printing Corporation v. American
          BioMed, Inc.(6)

  10.70  --Employment contract with Steven B. Rash(6)

  10.71  --Purchase of Technology Agreement, Guerbet, S.A.(6)

  10.80  --1996 Incentive Stock Option Plan(8)

  10.81  --Aberlyn Schedule No. 3 to Master Lease Agreement No. 0001E and
          Patent Schedule No. 2 to Patent Assignment and License Agreement No.
          0001P, effective June 1, 1996(9)

  10.82  --Securities Purchase Agreement, dated February 20, 1996, between the
          Company and certain investors relating to the issuance and sale of Common Stock and 200 shares of the 1996 Series A Convertible
          Preferred Stock(10)

  10.83  --Securities Purchase Agreement, dated February 20, 1996, between the
          Company and certain investors relating to the issuance and sale of 1,190 shares of the 1996 Series A Convertible Preferred Stock(10)

  10.84 --Form of Registration Rights Agreement, dated February 20, 1996, between the Company and holders of the 1996 Series A Convertible
          Preferred Stock(10)

  10.85  --Securities Purchase Agreement, dated November 7, 1996, between the
          Company and certain investors relating to the issuance and sale of the 1996 Series B Convertible Preferred Stock(10)

  10.86 --Form of Registration Rights Agreement, dated November 7, 1996, between the Company and holders of the 1996 Series B Convertible
          Preferred Stock(10)

  10.87  --Securities Purchase Agreement, dated March 21, 1997, between the
          Company and certain investors relating to the issuance and sale of the 1997 Series C Convertible Preferred Stock(10)

  10.88  --Registration Rights Agreement, dated March 21, 1997, between the
          Company and holders of the 1997 Series C Convertible Preferred
          Stock(10)

  10.89  --Lease Agreement dated June 19, 1997 between the Company and
          Woodlands Office Equities--'95 Limited(11)


 Exhibit
 Number                                Description
 -------                               -----------
 10.90   --Modification Agreement--Patent Schedule No. 002 between Aberlyn
          Capital Management Co., Inc. and the Company(11)

 10.91   --Modification Agreement--Lease Schedule No. 003 between Aberlyn
          Capital Management Co., Inc. and the Company(11)

 10.92   --Employment agreement with Marshall Kerr(11)

 10.93   --Securities Purchase Agreement, dated April 29, 1998, Series D
          Preferred and Series E Preferred Stock(12)

 10.96   --Registration Rights Agreement of Series D Preferred and Series E
          Preferred(12)

 10.97   --Augustine Fund, L.P. Warrant dated April 29, 1998 to purchase 60,000 shares of Common Stock(12)

 10.98   --1994 Stock Option Plan of the Company(5)

 10.99   --Securities Purchase Agreement, dated March 3, 1999, Series 1999-A,
          9% Redeemable Convertible

 10.100  --Registration Rights Agreement, dated March 3, 1999, between the
          Company and holders of the Series 1999-A 9% Redeemable Convertible
          Debentures

 10.101  --License Agreement, dated March 26, 1999, between the Company and
          Manufacturing & Research, Inc.

 21.1    --Subsidiaries of the Registrant(9)

 23.1    --Consent of Karlins, Arnold & Corbitt, PC

 27      --Financial Data Schedule

--------
 (1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 33-42472, dated October 22, 1991.
 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
 (3) Incorporated by reference to the Company's Current Report on Form 8-K for April 30, 1992.
 (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 (5) Incorporated by reference to the Company's Proxy Statement for the April 27, 1994 Annual Meeting.
 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 (8) Incorporated by reference to the Company's Proxy Statement for the November 22, 1996 Annual Meeting.
 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(10) Incorporated by reference to the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1996.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(13) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 333-52301, dated September 11, 1998.