Form 10-Q
period 1999-03-31
AMERICAN BIOMED INC
filed 1999-06-08
CIK 867572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ACT OF 1934

               For the quarterly period ended March 31, 1999



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the transition period from ______________ to


                        Commission File Number: 0-19606


                             AMERICAN BIOMED, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                      76-0136574
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas             77380
(address of principal executive offices)                            (Zip Code)

                                (281) 367-3895
             (Registrant's telephone number, including area code)

                                     N.A.
             (Former name, former address and former fiscal year
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes    [_] No

The total number of shares outstanding of common stock, $.001 par value as of May 27, 1999 is 40,115,375.

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

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                 ASSETS                                                           March 31,         December 31,
                                                                                                   1999                1998
                                                                                                ------------      ------------
                                                                                                (Unaudited)
Current assets:
 Cash and cash equivalents..............................................................        $     24,338      $     36,463
 Accounts receivable, trade, net of Allowance for doubtful accounts of $40,000
   as of March 31, 1999 and December 31, 1998...........................................             142,829           128,844
 Accounts receivable, other.............................................................              23,584            11,850
 Inventories............................................................................             526,544           569,209
 Other current assets...................................................................             110,940           146,415
                                                                                                ------------      ------------
     Total current assets...............................................................             828,235           892,781
Property and equipment, net.............................................................             119,079           131,446
Patents, net of accumulated amortization of $964,468 and $960,862 on March 31,
  1999 and December 31, 1998, respectively..............................................             136,765           145,526
Goodwill, net of accumulated amortization of $851,330 and $820,559 on March 31,
  1999 and December 31, 1998, respectively..............................................             379,506           410,277
Other assets............................................................................              35,439            35,439
                                                                                                ------------      ------------
     Total assets.......................................................................        $  1,499,024      $  1,615,469
                                                                                                ============      ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable to stockholders and others...............................................        $    552,754      $    616,309
 Current maturities of long-term debt...................................................              56,299            51,881
 Current maturities of capital lease obligations........................................             414,871           414,845
 Debentures.............................................................................             400,000
 Accounts payable.......................................................................             697,789           640,572
 Accrued liabilities....................................................................           1,115,033         1,021,892
                                                                                                ------------      ------------
     Total current liabilities..........................................................           3,236,746         2,745,499
Long-term debt, net of current maturities...............................................              18,897            29,928
Capital lease obligations, net of current maturities....................................               1,758             2,274
Deferred revenue........................................................................              25,000            40,000
                                                                                                ------------      ------------
Commitments and contingencies
     Total liabilities..................................................................           3,282,401         2,817,701
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 2,000,000 shares authorized, 32,650 and
    42,183 shares issued at March 31, 1999 and December 31, 1998, respectively..........                  33                42
  Common stock, $.001 par value, 50,000,000 shares authorized, 39,146,440 and
    32,648,075 shares issued at March 31, 1999 and December 31, 1998, respectively......              36,646            32,648
Additional paid-in capital..............................................................          28,540,398        28,544,387
Deficit accumulated during the Development stage........................................         (30,360,454)      (29,779,309)
                                                                                                ------------      ------------
     Total stockholders' equity (deficit)...............................................          (1,783,377)       (1,202,232)
                                                                                                ------------      ------------
     Total liabilities and stockholders' equity (deficit)...............................        $  1,499,024      $  1,615,469
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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                             Inception
                                                                         Three Months Ended              September 4, 1984
                                                                               March 31,                     to March 31,
                                                                         1999            1998                    1999
                                                                    -----------      -----------             ------------
Sales, net....................................................      $   112,691      $   162,085             $  4,523,528
Cost of sales.................................................         (126,670)        (152,619)              (4,388,345)
                                                                    -----------      -----------             ------------
Gross profit..................................................          (13,979)           9,466                  135,183
                                                                    -----------      -----------             ------------
Operating expenses:
 Selling, general and administrative..........................         (486,648)        (483,820)             (20,003,102)
 Research and development.....................................          (34,213)         (91,309)              (8,403,979)
 Distributor settlement.......................................               --               --               (1,080,915)
                                                                    -----------      -----------             ------------
                                                                       (520,861)        (575,129)             (29,487,996)
                                                                    -----------      -----------             ------------
     Loss from operations.....................................         (534,840)        (565,663)             (29,352,813)
                                                                    -----------      -----------             ------------
Other income (expense):
 Interest income..............................................               15              595                  156,378
 Interest expense.............................................          (61,320)         (32,288)              (3,085,070)
 Other income (expense).......................................           15,000           38,522                1,921,051
                                                                    -----------      -----------             ------------
     Other income (expense), net..............................          (46,305)           6,829               (1,007,641)
                                                                    -----------      -----------             ------------
     Net loss.................................................         (581,145)        (558,834)             (30,360,454)
     Less preferred stock dividends...........................               --               --               (1,353,444)
                                                                    -----------      -----------             ------------
     Net loss available to common shareholders................      $  (581,145)     $  (558,834)            $(31,713,898)
                                                                    ===========      ===========             ============
     Net loss per common share................................      $     (0.02)     $     (0.03)
                                                                    ===========      ===========
     Weighted average number of common shares outstanding.....       35,358,244       19,436,936
                                                                    ===========      ===========

                              The accompanying notes are an integral part of the financial statements


                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             Three Months Ended                  Inception,
                                                                                 March 31,                   September 4, 1984 to
                                                                          1999             1998                March 31, 1999
                                                                       ---------         ---------              ------------
Net cash used by operating activities................................  $(340,967)        $(307,030)             $(21,550,903)

Cash flows from investing activities:
  Capital expenditures...............................................                      (16,623)                 (612,593)
  Investment in patents..............................................       (500)           (3,995)                 (510,142)
  Other investing activities.........................................                       26,000                   272,596
                                                                       ---------         ---------              ------------
    Net cash used by investing activities............................       (500)            5,382                  (850,139)
                                                                       ---------         ---------              ------------

Cash flows from financing activities:
  Proceeds from notes payable to banks...............................                                              2,333,880
  Proceeds from notes payable to stockholders........................                                              1,225,921
  Proceeds from notes payable to others..............................      5,513             8,521                 6,586,309
  Repayments of notes payable to banks...............................                                             (2,070,000)
  Repayments of notes payable to stockholders........................                                               (822,992)
  Repayments of notes payable to others..............................    (76,171)          (37,310)               (6,172,491)
  Principal payments under capital lease obligations.................                                               (785,841)
  Proceeds from patent assignment and leaseback......................                                                500,000
  Proceeds from equipment assignment and leaseback...................                                                305,000
  Proceeds from sale of debentures...................................    400,000                                   1,040,000
  Proceeds from sale of preferred stock..............................                                              9,111,502
  Proceeds from sale of common stock and exercise of unregistered
    warrants.........................................................                      348,000                 9,522,350
  Proceeds from exercise of stock options............................                                                339,917
  Proceeds from issuance of registered stock purchase warrants.......                                                100,000
  Proceeds from exercise of registered stock purchase warrants.......                                              2,801,018
  Treasury stock acquired............................................                                               (500,000)
  Offering costs.....................................................                                             (1,029,746)
  Other financing activities.........................................                                                (59,447)
                                                                       ---------         ---------              ------------
    Net cash provided by financing activities........................    329,342           319,211                22,425,380
                                                                       ---------         ---------              ------------
Net increase (decrease) in cash and cash equivalents.................    (12,125)           17,563                    24,338
Cash and cash equivalents at beginning of period.....................     36,463            82,789
                                                                       ---------         ---------              ------------
Cash and cash equivalents at end of period...........................  $  24,338         $ 100,352              $     24,338
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

     These unaudited consolidated condensed financial statements should be read in connection with the financial statements for the year ended December 31, 1998 included in the Company's Annual Report filed on Form 10-K. Results for the first quarter are not necessarily indicative of year-end results.


2.  CAPITAL STOCK

     During the first quarter of 1999, 533 shares of Series A convertible preferred stock and 9,000 shares of Series D convertible preferred stock were converted into 3,255,806 and 742,559 common shares respectively.

     On March 3, 1999, the Company and an investor entered into a securities purchase agreement for a Series 1999-A Nine Percent (9%) Redeemable Convertible Debenture (the "Debenture") in the amount of $400,000. Offering costs of $47,500 were incurred in this transaction. The Debenture matures December 31, 2001 with interest payable quarterly. The Company granted the holder a security interest in the OmniCath(R) and the Evert-O-CathTM. As additional consideration, a warrant to purchase 40,000 shares of common stock at an exercise price of $0.175 per share, which is equal to 125% of the closing bid price for the common stock on March 3, 1999, was issued. The warrant is exercisable for three years.

     The Debenture is convertible into common stock at a conversion price equal to the lesser of $0.15 per share or 75% of the lowest of the closing bid prices for the five business days immediately preceding the conversion date. As a part of the agreement registration rights were granted regarding the warrant, the conversion shares, the interest shares and the security shares, and the Company must make reasonable efforts to file a registration statement within 45 days after closing. In addition, 2,500,000 shares of common stock are being held in escrow.

     The Company has a right to redeem all or a portion of the Debenture at any time prior to receiving a notice of conversion. The cash redemption amount shall be equal to:

        . 115% of the face amount to be redeemed if redeemed within the first thirty days;

        . 120% of the face amount to be redeemed if redeemed between thirty-one and sixty-one days; OR

        . 125% of the face amount to be redeemed if redeemed after 60 days;

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

3.  SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                                                      Inception
                                                                                                                     September 4,
                                                                      Three Months Ended      Three Months Ended      1984, to
                                                                           March 31,               March 31,          March 31,
                                                                            1999                    1998                1999
                                                                          --------                --------           ----------
Interest paid............................................................ $ 21,201                $ 63,862           $1,389,900
Noncash investing and financing activities:
Equipment acquired through capital lease agreements......................                                               266,539
Equipment and leasehold improvements acquired through notes payable......                                                35,775
Conversion of accrued interest payable to principal on notes payable
  to stockholders........................................................                                               105,170
Conversion of Series A and Series B preferred stock to common stock......                                                   444
Conversion of 1996 Series A and B, 1997 Series C, and 1998 Series D
  preferred stock to common stock........................................  623,000                 880,000            5,163,579
Conversion of debentures to common stock.................................                                               640,000
Deferred offering costs incurred in prior year charged against offering
  proceeds...............................................................                                                41,000
Issuance of common stock in connection with purchase of assets of
  VMS, Inc...............................................................                                               124,999
Issuance of common stock in connection with purchase of assets of
  Superstat, Inc.........................................................                                                81,819
Conversion of notes payable to common stock..............................                                               538,671
Common stock and warrants issued in lieu of interest.....................                                             1,387,300
Patent assignment and leaseback..........................................                                               500,000
Issuance of common stock in connection with Therex settlement............                                                    77
Transfer of note receivable from officer.................................                                                25,000
Write-up of property and equipment on Cathlab due to sale and
  leaseback agreement....................................................                                               221,616
Issuance of common stock and warrants for services.......................                                             1,108,457
Issuance of common stock for certain liabilities.........................                           17,304            1,847,129

4.  INVENTORIES

      Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

      Inventories consisted of the following:

                                 March 31,         December 31,
                                   1999               1998
                                 --------           --------
Raw materials   ..............   $200,113           $206,800
Work in process ..............    116,761            120,188
Finished goods  ..............    209,670            242,221
                                 --------           --------
                                 $526,544           $569,209
                                 ========           ========

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

5.  COMMITMENTS AND CONTINGENCIES

     In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company. The Company agreed to give the plaintiff an agreed judgment totaling $400,000, which may not be executed until after February 15, 1999 with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plaintiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion the security interest in the OmniFilter may be moved to the stent patent with the same stipulation as to subordination. The judgment was paid and a release filed in April 1999.

     In August 1997, a former Chief Financial Officer, Secretary and Treasurer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company and sought specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company paid $2,800 in cash, issued at no cost the plaintiff's stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875 with a guaranteed value of $100,000 and executed an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999. The judgment was amended to include the guaranteed value shortage in the amount of $70,172.50.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through March 31, 1999, the Company had an accumulated deficit of $30,360,454. During the first quarter 1999, the Company focused its efforts on raising capital and forming strategic alliances. On March 26, 1999, the Company entered into an exclusive license agreement with Manufacturing & Research, Inc. ("MRI") for its Cathlab (R) patents. Pursuant to the license agreement, the Company relocated its manufacturing facility to MRI's facility in Tucson, Arizona. MRI will staff and manage the facility and manufacture the Company's cardiovascular products under the licensing agreement. Management anticipates this action will result in the Company saving approximately $600,000 in operating, production and engineering costs annually as well as leading to additional revenue opportunities. As a result of the Company's decision in March to relocate its manufacturing facility and form a strategic manufacturing alliance with MRI, manufacturing backlogs have been temporarily created. These backlogs are expected to continue through the second quarter as the Arizona manufacturing facility completes the manufacturing start-up phase. Full-scale production levels are expected to be in place during the third quarter.

     During the three months ended March 31, 1999, the Company's sales decreased 30.5% to $112,691 compared with sales of $162,085 for the same period in 1998. Foreign export net sales increased 28.0% to $100,151 from $78,232 while domestic net sales decreased 85.0% to $12,540 from $83,853. The decrease in domestic sales is mainly due to the absence of Original Equipment Manufacturer projects, which accounted for $30,520 of first quarter 1998 domestic sales. Also during the first quarter 1998 two domestic distributors placed initial stocking orders.

     Cost of sales represented 112.4% and 94.2% of sales for the three months ended March 31, 1999 and 1998, respectively. The increase in cost of sales for the quarter is primarily due to an increase in factory overhead as rent and other costs increased. In addition, the Company sold some samples to distributors for use in training at a reduced price and has increased sales of products whose gross margins are lower than the majority of its existing products.

     Selling, general and administrative expenses increased 0.6% to $486,648 during the first three months of 1999, compared to $483,820 for the same period in 1998 primarily due to increased legal fees.

     Research and development expenses totaled $34,213 during the first quarter of 1999, a decrease of 62.5% from the 1998 first quarter total of $91,309. These expenses are being slowed until the Company receives funding to ensure that, once initiated, projects can be completed as scheduled. The Company entered into an exclusive worldwide, royalty-bearing licensing agreement on April 14, 1999 with IntraTherapeutices, Inc. for the OmniFilter technology, a percutaneous guidewire micro-filter to be used in carotid angioplasty procedures. (See "Subsequent Events.") It is anticipated that research and development expenses will decrease as a result of this agreement. In addition, other licensing opportunities are being considered as an alternative to research and development funding.

     Interest expense increased 89.9% to $61,320 for the first quarter of 1999, compared to $32,288 for the first quarter of 1998 due to increased borrowings during the fourth quarter of 1998.

     Other income for the quarter includes $15,000 amortization of the license fee received from Wright Medical Technologies, Inc. for the spinal dissector transaction in 1994.

Subsequent Events

     The Company entered into an exclusive worldwide, royalty-bearing license agreement on April 14, 1999 with IntraTherapeutics, Inc. for its OmniFilter technology, a percutaneous filter to be used in carotid angioplasty procedures. The Company will receive a one-time license fee of $1,000,000 and a 5% royalty fee for the life of the patents. The license term is the later of the expiration of all patents, including patent applications, or ten years from

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

the first commercial sale of the licensed product. This action is in keeping with the Company's strategic plan to identify and form strategic partnerships for its core technologies.

     On May 25, 1999 the Company entered into a sales, marketing and distribution agreement with Biocontrol Technology, Inc. ("Biocontrol"). During the initial term of the agreement the Company will receive $14,000 per month to perform all sales and marketing functions associated with the sale and distribution of Biocontrol's product, theraPORT(R), an implantable vascular access system. The decision to distribute Biocontrol's vascular products will solidify and enhance the Company's extensive domestic and international distributor network.

Liquidity and Capital Resources

     The Company had a working capital deficiency as of March 31, 1999 of $2,408,511 and cash and cash equivalents of $24,338 compared to a deficiency of $1,852,718 and cash and cash equivalents of $36,463 as of December 31, 1998.

     The net cash used by operating activities of $340,967 was approximately $34,000 more than during the same period in 1998. Financing activities provided cash of $329,342 and was favorably impacted by the issuance of Series 1999-A Nine Percent Redeemable Convertible Debentures in the amount of $400,000.

     The Company requires significant additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral and A-V fistula use, to enter into marketing and distribution arrangements for the OmniCath(R), to commence and continue the development of other products which include the OmniStent(TM), Evert-O-Cath(TM), and other products as well as product enhancements to its existing 100%-silicone balloon catheters, the OmniCath(R), Evert-O-Cath(TM) and OmniStent(TM) and to expand its manufacturing and distribution abilities with respect to the Cathlab products. The Company is actively seeking additional financing through possible collaborative arrangements, public or private financings, including equity financings, and other arrangements. In the event such funding is not obtained, the Company's research and development projects will be delayed or scaled back. Failure to receive funds will have a material adverse effect on the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately must achieve profitable operations.

Year 2000 Readiness

     The Company installed vendor upgrades for each of its computer-based applications that will accommodate the millenium change. The Company's processing and manufacturing equipment is not date dependent and on-board CPU's simply control devices without date dependency. The administrative and design computers utilize state of the art, commercially available software which has been tested, and when necessary, modified to be Year 2000 ("Y2K") compliant. The Company's vendors have responded that they are Y2K compliant and will be able to continue to meet our materials and shipping demands beyond the year 2000. Therefore, the Company does not believe the millenium change will have an adverse impact on its operations.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas, seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company. The Company agreed to give the plaintiff an agreed judgment totaling $400,000, which may not be executed until after February 15, 1999 with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plaintiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The OmniFilter patent secures the payment of $200,000 and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion the security interest in the OmniFilter may be moved to the stent patent with the same stipulation as to subordination. The judgment was paid and a release filed in April 1999.

     In August 1997, a former Chief Financial Officer, Secretary and Treasurer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company and seeking specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company paid $2,800 in cash, issued at no cost the plaintiff's stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875 with a guaranteed value of $100,000 and executed an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999. The judgment was amended to include the guaranteed value shortage in the amount of $70,172.50.

     In January 1999, a former distributor filed a lawsuit in the State District Court of Georgia alleging breach of contract and seeking $34,000 plus pre-judgment interest. In the opinion of management, the ultimate outcome of this matter will not materially affect the Company's financial position, results of operations or cash flows.

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

Item 5. Other Information

     The Company changed transfer agents in 1999. All common stock transactions will be handled by Harris Trust and Savings Bank. Correspondence regarding stock transactions should be directed to the following:

                         Harris Trust and Savings Bank
                         Attn:  Shareholder Services
                         P.O. Box A 3504
                         Chicago, Illinois 60690-3504
                         Phone:  800-577-5042

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits. The following documents are filed as exhibits to this Report.

10.102    IntraTherapeutics, Inc. License Agreement
  27.1    Financial Data Schedule


    Reports on Form 8-K

    On January 29, 1999 the Company filed a Form 8-K regarding the change in the Company's certifying accountant and the resignation of one of the Company's directors.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        AMERICAN BIOMED, INC.



Date:  June 8, 1999                                     /s/ Steven B. Rash
                                                     --------------------------
                                                                  Steven B. Rash
                                                                   President and
                                                         Chief Executive Officer





Date: June 8, 1999                                   /s/ Colene F. Blankinship
                                                     --------------------------
                                                      Colene F. Blankinship, CPA
                                                                      Controller
                                                        Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as part of this Report:


 Exhibit
 -------
 10.102      IntraTherapeutics, Inc. License Agreement
   27.1      Financial Data Schedule