Form 10-Q
period 1999-06-30
AMERICAN BIOMED INC
filed 1999-08-12
CIK 867572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                For the quarterly period ended  June 30, 1999
                                               ---------------



[]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

              For the transition period from ________________ to


                        Commission File Number: 0-19606
                                                -------


                             AMERICAN BIOMED, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                           76-0136574
         -------------------------------------------------------------
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)       Identification Number)

 10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas              77380
 ----------------------------------------------------------------------------
       (address of principal executive offices)                   (Zip Code)

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

The total number of shares outstanding of common stock, $.001 par value as of August 10, 1999 is 40,203,890.

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

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                               ASSETS                                                   June 30,      December 31,
                                                                                                          1999            1998
                                                                                                      -------------  --------------
Current assets:
 Cash and cash equivalents..........................................................................  $    133,500   $      36,463
 Accounts receivable, trade, net of Allowance for doubtful accounts of $40,000 as of June 30, 1999
  and December 31, 1998.............................................................................       163,456         128,844
 Accounts receivable, other.........................................................................        21,019          11,850
 Inventories........................................................................................       399,990         569,209
 Other current assets...............................................................................        88,349         146,415
                                                                                                      ------------   -------------
  Total current assets..............................................................................       806,314         892,781
Property and equipment, net.........................................................................       102,429         131,446
Patents, net of accumulated amortization of $968,073 and $960,862 on June 30, 1999 and December 31,
 1998, respectively.................................................................................       135,632         145,526
Goodwill, net of accumulated amortization of $882,101 and $820,559 on June 30, 1999 and December
 31, 1998, respectively.............................................................................       348,735         410,277
Other assets........................................................................................        35,564          35,439
                                                                                                      ------------   -------------
  Total assets......................................................................................  $  1,428,674   $   1,615,469
                                                                                                      ============   =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable to stockholders and others...........................................................  $    612,168   $     616,309
 Current maturities of long-term debt...............................................................        60,855          51,881
 Current maturities of capital lease obligations....................................................       414,898         414,845
 Debentures.........................................................................................       400,000
 Accounts payable...................................................................................       651,223         640,572
 Accrued liabilities................................................................................       674,112       1,021,892
                                                                                                      ------------   -------------
  Total current liabilities.........................................................................     2,813,256       2,745,499
Long-term debt, net of current maturities...........................................................         7,637          29,928
Capital lease obligations, net of current maturities................................................         1,238           2,274
Deferred revenue....................................................................................       960,000          40,000
Commitments and contingencies
                                                                                                      ------------   -------------
  Total liabilities.................................................................................     3,782,131       2,817,701
Stockholders' equity (deficit):
 Preferred stock, $.001 par value, 2,000,000 shares authorized, 32,650 and 42,183 shares issued at
  June 30, 1999 and December 31, 1998, respectively.................................................            33              42
 Common stock, $.001 par value, 50,000,000 shares authorized, 39,146,440 and 32,648,075 shares
  issued at June 30, 1999 and December 31, 1998, respectively.......................................        40,115          32,648
Additional paid-in capital..........................................................................    28,491,792      28,544,387
Deficit accumulated during the Development stage....................................................   (30,885,397)   ( 29,779,309)
                                                                                                      ------------   -------------
  Total stockholders' equity (deficit)..............................................................    (2,353,457)     (1,202,232)
                                                                                                      ------------   -------------
  Total liabilities and stockholders' equity (deficit)..............................................  $  1,428,674   $   1,615,469
                                                                                                      ============   =============

   The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                       Inception
                                               Three Months Ended           Six Months Ended       September 4, 1984
                                                    June 30,                    June 30,              to June 30,
                                               1999          1998          1999          1998             1999
                                           ------------  ------------  ------------  ------------  ------------------
Sales, net...............................  $   165,551   $    94,316   $   278,242   $   256,400        $  4,689,079
Cost of sales............................     (152,488)      (74,357)     (279,159)     (226,975)         (4,540,833)
                                           -----------   -----------   -----------   -----------        ------------
Gross profit.............................       13,063        19,959        (  917)       29,425             148,246
                                           -----------   -----------   -----------   -----------        ------------
Operating expenses:
  Selling, general and administrative....     (457,741)     (584,441)     (944,389)   (1,068,261)        (20,460,843)
  Research and development...............     ( 38,632)     (131,908)     ( 72,845)     (223,217)         (8,442,611)
  Distributor settlement.................           --            --            --            --          (1,080,915)
                                           -----------   -----------   -----------   -----------        ------------
                                              (496,373)     (716,349)   (1,017,234)   (1,291,478)        (29,984,369)
                                           -----------   -----------   -----------   -----------        ------------
          Loss from operations...........     (483,310)     (696,390)   (1,081,151)   (1,262,053)        (29,836,123)
                                           -----------   -----------   -----------   -----------        ------------
Other income (expense):
  Interest income........................           10         1,346            26         1,941             156,388
  Interest expense.......................      (52,985)      (33,608)     (114,305)      (65,895)         (3,138,055)
  Other income (expense).................       11,342       (41,250)       26,342        (2,729)          1,932,393
                                           -----------   -----------   -----------   -----------        ------------
          Other income (expense), net....      (41,633)      (73,512)      (87,937)      (66,683)         (1,049,274)
                                           -----------   -----------   -----------   -----------        ------------
          Net loss.......................     (524,943)     (769,902)   (1,106,088)   (1,328,736)        (30,885,397)
          Less preferred stock dividends.           --      (103,145)           --      (103,145)         (1,353,444)
                                           -----------   -----------   -----------   -----------        ------------
          Net loss available to common
           shareholders..................  $  (524,943)  $  (873,047)  $(1,106,088)  $(1,431,881)       $(32,238,841)
                                           ===========   ===========   ===========   ===========        ============
          Net loss per common share......       $(0.01)       $(0.03)       $(0.03)       $(0.06)
                                           ===========   ===========   ===========   ===========
          Weighted average number of
           common shares outstanding.....   39,753,355    25,611,544    37,567,941    22,541,297
                                           ===========   ===========   ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                       Inception,
                                                                           Six Months Ended       September 4, 1984 to
                                                                               June 30,
                                                                           1999         1998          June 30, 1999
                                                                     -------------------------------------------------
Net cash used by operating activities................................  $(1,283,351)   $(921,583)          $(22,493,287)

Cash flows from investing activities:
  Capital expenditures...............................................         (316)     (34,812)              (612,909)
  Investment in patents..............................................      ( 2,972)     (13,996)              (512,614)
  Deferred licensing fees............................................    1,000,000                           1,300,000
  Other investing activities.........................................        2,117       26,000                (25,287)
                                                                       -----------    ---------           ------------
   Net cash provided (used) by investing activities..................      998,829      (22,808)               149,190
                                                                       -----------    ---------           ------------
Cash flows from financing activities:
  Proceeds from notes payable to banks...............................                                        2,333,880
  Proceeds from notes payable to stockholders........................                                        1,225,921
  Proceeds from notes payable to others..............................      104,545       41,011              6,685,341
  Repayments of notes payable to banks...............................                                       (2,070,000)
  Repayments of notes payable to stockholders........................                                         (822,992)
  Repayments of notes payable to others..............................     (122,986)     (85,827)            (6,219,306)
  Principal payments under capital lease obligations.................                                         (785,841)
  Proceeds from patent assignment and leaseback......................                                          500,000
  Proceeds from equipment assignment and leaseback...................                                          305,000
  Proceeds from sale of  debentures..................................      400,000                           1,040,000
  Proceeds from sale of preferred stock..............................                   600,000              9,111,502
  Proceeds from sale of common stock and exercise of unregistered
   warrants..........................................................                   468,000              9,522,350
  Proceeds from exercise of stock options............................                                          339,917
  Proceeds from issuance of registered stock purchase warrants.......                                          100,000
  Proceeds from exercise of registered stock purchase warrants.......                                        2,801,018
  Treasury stock acquired............................................                                         (500,000)
  Offering costs.....................................................                   (81,974)            (1,029,746)
  Other financing activities.........................................                                          (59,447)
                                                                       -----------    ---------           ------------
   Net cash provided by financing activities.........................      381,559      941,210             22,477,597
                                                                       -----------    ---------           ------------
Net increase (decrease) in cash and cash equivalents.................       97,037       (3,181)               133,500
Cash and cash equivalents at beginning of period.....................       36,463       82,789
                                                                       -----------    ---------           ------------
Cash and cash equivalents at end of period...........................  $   133,500    $  79,608           $    133,500
                                                                       ===========    =========           ============

    The accompanying notes are an integralpart of the financial statements.

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

     The unaudited consolidated condensed financial statements include the accounts of American BioMed, Inc. and its wholly-owned subsidiary, Cathlab Corporation, (jointly referred to as the "Company") after elimination of all material intercompany transactions and accounts.

     These unaudited consolidated condensed financial statements should be read in connection with the financial statements for the year ended December 31, 1998 included in the Company's Annual Report filed on Form 10-K. Results for the second quarter are not necessarily indicative of year-end results.


2.   CAPITAL STOCK

     During the first six months of 1999, 533 shares of Series A convertible preferred stock and 9,000 shares of Series D convertible preferred stock were converted into 4,224,741 and 742,559 common shares respectively.

     On March 3, 1999, the Company and an investor entered into a securities purchase agreement for a Series 1999-A Nine Percent (9%) Redeemable Convertible Debenture (the "Debenture") in the amount of $400,000. Offering costs of $47,500 were incurred in this transaction. The Debenture matures December 31, 2001 with interest payable quarterly. The Company granted the holder a security interest in the OmniCath(R) and the Evert-O-CathTM. As additional consideration, a warrant to purchase 40,000 shares of common stock at an exercise price of $0.175 per share, which is equal to 125% of the closing bid price for the common stock on March 3, 1999, was issued to the investor. The warrant is exercisable for three years.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


3.   SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                                          Inception
                                                                      Six Months       Six Months        September 4,
                                                                         Ended            Ended            1984, to
                                                                       June 30,         June 30,           June 30,
                                                                         1999             1998               1999
                                                                    ---------------  ---------------  -------------------
Interest paid................................................              $ 44,512       $  101,542           $1,413,211
Noncash investing and financing activities:
Equipment acquired through capital lease agreements..........                                                     266,539
Equipment and leasehold improvements acquired through notes
 payable.....................................................                                                      35,775
Conversion of accrued interest payable to principal  on
 notes payable to stockholders...............................                                                     105,170
Conversion of Series A and Series B preferred stock to
 common stock................................................                                                         444
Conversion of 1996 Series A and B, 1997 Series C, and 1998
 Series D  preferred stock to common  stock..................               623,000        2,415,079            5,163,579
Conversion of debentures to common stock.....................                                                     640,000
Deferred offering costs incurred in prior year charged
 against offering proceeds...................................                                                      41,000
Issuance of common stock in connection with  purchase of
 assets of VMS, Inc..........................................                                                     124,999
Issuance of common stock in connection with purchase of
 assets of Superstat, Inc....................................                                                      81,819
Conversion of notes payable to common stock..................                                                     538,671
Common stock and warrants issued in lieu of interest.........                                                   1,387,300
Patent assignment and leaseback..............................                                                     500,000
Issuance of common stock in connection with Therex
settlement...................................................                                                          77
Transfer of note receivable from officer.....................                                                      25,000
Write-up of property and equipment on Cathlab due to sale
 and leaseback agreement.....................................                                                     221,616
Issuance of common stock and warrants for services...........                                 56,250            1,108,457
Issuance of common stock for certain liabilities.............                                 86,256            1,847,129

4.   INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

     Inventories consisted of the following:

                                                                    June 30, 1999      December 31, 1998
                                                                 -----------------  ----------------------
Raw materials..................................................           $ 93,772                $206,800
Work in process................................................             83,012                 120,188
Finished goods.................................................            223,206                 242,221
                                                                          --------                --------
                                                                          $399,990                $569,209
                                                                          ========                ========

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


5.   COMMITMENTS AND CONTINGENCIES

     In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement. The case came to trial in
October 1998 and was settled on terms favorable to the Company.    The Company
agreed to give the plaintiff an agreed judgment totaling $400,000, which may not be executed until after February 15, 1999 with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plaintiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion the security interest in the OmniFilter may be moved to the stent patent with the same stipulation as to subordination. The judgment was paid and a release filed in April 1999. The plaintiff has now filed suit claiming that the Company anticipatorily breached the agreement to pay licensing revenues. The Company has filed a response denying the claim. Royalty expense in the amount of $50,000 has been accrued as of June 30, 1999.

     In August 1997, a former Chief Financial Officer, Secretary and Treasurer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company and sought specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company paid $2,800 in cash, issued at no cost to the plaintiff stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875 with a guaranteed value of $100,000 and executed an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999. The judgment was amended to include the guaranteed value shortage in the amount of $70,173.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through June 30, 1999, the Company had an accumulated deficit of $30,885,397. During the first six months of 1999, the Company focused its efforts on raising capital and forming strategic alliances. On March 26, 1999, the Company entered into an exclusive license agreement with Manufacturing & Research, Inc. ("MRI") for the Company's Cathlab (R) patents. Pursuant to the license agreement, the Company relocated its manufacturing facility to MRI's facility in Tucson, Arizona. MRI will staff and manage the facility and manufacture the Company's cardiovascular products under the licensing agreement. Management anticipates this action will result in the Company saving approximately $600,000 in operating, production and engineering costs annually as well as leading to additional revenue opportunities. As a result of the Company's decision in March to relocate its manufacturing facility and form a strategic manufacturing alliance with MRI, manufacturing backlogs have been temporarily created. These backlogs are expected to continue through the third quarter as the Arizona manufacturing facility completes the manufacturing start-up phase. Full-scale production levels are expected to be in place by the end of the third quarter 1999.

     During the six months ended June 30, 1999, the Company's net sales increased 8.5% to $278,242 compared with sales of $256,400 for the same period in 1998. Net sales for the second quarter 1999 increased $71,235 or 75.5%. Foreign export net sales for the quarter decreased 16.5% to $50,817 from $60,889 and increased 8.5% for the first six months of 1999 to $150,968 from $139,121 in 1998. Domestic net sales for the quarter increased 471% to $114,734 from $20,092 and 73.3% for the first six months of 1999 to $127,274 from $73,424. At June 30, 1999 the Company had approximately $77,600 in backorders to its distributors due to the relocation of the manufacturing facility. In comparison, the backorders to its European distributors as of June 30, 1998 were $31,200 related to the attainment of the CE Mark and $10,800 in backorders related to the Company's launch of its thrombectomy catheter in June 1998. Included in the domestic net sales for the quarter and six months ended June 30, 1999 is revenue of $28,000 from sales and marketing services and $88,254 from the sale of raw material and supplies. A sales, marketing and distribution agreement with Biocontrol Technology, Inc. ("Biocontrol") was entered into on May 25, 1999. During the initial term of the agreement the Company will receive $14,000 per month to perform all sales and marketing functions associated with the sale and distribution of Biocontrol's product, theraPORT(R), an implantable vascular access system. The decision to distribute Biocontrol's vascular products will solidify and enhance the Company's extensive domestic and international distributor network.

     The second quarter 1999 and 1998 cost of sales percentage was 92.1% and 78.8%, respectively. Cost of sales represented 100.3% and 88.5% of sales for the six months ended June 30, 1999 and 1998, respectively. The increase in cost of sales for the year is primarily due to an increase in factory overhead as rent and other costs increased. In addition, the Company sold some samples to distributors for use in training at a reduced price and has increased sales of products whose gross margins are lower than the majority of its existing products.

     Selling, general and administrative expenses for the quarter decreased 21.7% or $126,700 to $457,741 as compared to the same period in the prior year. These expenses for the first six months of 1999 decreased 11.6% or $123,873 to $944,389 during the first six months of 1999, compared to $1,068,261 for the same period in 1998 primarily due to the relocation of the manufacturing facility during the second quarter. Promotion expense, which includes samples to distributors, trade shows and exhibits, decreased approximately $21,000 for the quarter and year to date as compared to the prior year. For the second quarter 1999, one-time expenditures amounting to approximately $30,000 were incurred in the relocation of the manufacturing facility and California administrative offices. Quarterly expenditures decreased approximately $57,500 for consulting expenses, $10,700 for insurance expense, $6,700 for legal and accounting, $17,000 for payroll and related expenses, $9,500 for facility and equipment expense, $7,400 for office expense, $10,600 for depreciation and amortization allocation, $6,300 for investor relations expenses and $10,000 for other miscellaneous expenses. The decrease in consulting expense is due to timing differences in the consulting expenses related to attaining and maintaining the CE Mark and ISO 9001 certifications as well as the expenses related to the Company's Annual Report. The other decreases in expense were primarily attributable to the relocation of the manufacturing facility.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

     Research and development expenses totaled $72,845 during the first six months of 1999, a decrease of 67.4% from the 1998 six month total of $223,217. These expenses are being slowed until the Company receives funding to ensure that, once initiated, projects can be completed as scheduled. The Company entered into an exclusive worldwide, royalty-bearing licensing agreement on April 14, 1999 with IntraTherapeutices, Inc. ("ITI") for the OmniFilter technology, a percutaneous guidewire micro-filter to be used in carotid angioplasty procedures. It is anticipated that research and development expenses will decrease as a result of this agreement. In addition, other licensing opportunities are being considered as an alternative to research and development funding.

     Interest expense increased 73.5% to $114,305 for the first six months of 1999, compared to $65,895 for the first six months of 1998 due to increased borrowings during the fourth quarter of 1998 and second quarter of 1999.

     Other income for the quarter includes $15,000 amortization of the license fee received from Wright Medical Technologies, Inc. for the spinal dissector transaction in 1994 and $50,000 amortization of the license fee received from ITI. The Company entered into an exclusive worldwide, royalty-bearing license agreement on April 14, 1999 with IntraTherapeutics, Inc. for its OmniFilter technology, a percutaneous filter to be used in carotid angioplasty procedures. The Company received a one-time license fee of $1,000,000 and a 5% royalty fee for the life of the patents. The license term is the later of the expiration of all patents, including patent applications, or ten years from the first commercial sale of the licensed product. As part of a settlement agreement, the former Chairman, Chief Scientific Officer and director of the Company will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. Royalty expense of $50,000 has been accrued at June 30, 1999 and is included in other income and expense, net.

Liquidity and Capital Resources

     The Company had a working capital deficiency as of June 30, 1999 of $2,006,942 and cash and cash equivalents of $133,500 compared to a deficiency of $1,852,718 and cash and cash equivalents of $36,463 as of December 31, 1998.

     The net cash used by operating activities of $1,283,351 was $361,768 more than during the same period in 1998. Financing activities provided cash of $381,559 and was favorably impacted by the issuance of Series 1999-A Nine Percent Redeemable Convertible Debentures in the amount of $400,000. Investing activities provided cash of approximately $999,000 resulting primarily from a licensing agreement with ITI (See "Results of Operation.")

     The Company requires significant additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral and A-V fistula use, to enter into marketing and distribution arrangements for the OmniCath(R), to commence and continue the development of other products which include the OmniStentTM, Evert-O-CathTM, and other products as well as product enhancements to its existing 100%-silicone balloon catheters, the OmniCath(R), Evert-O-CathTM and OmniStentTM and to expand its manufacturing and distribution abilities with respect to the Cathlab products. The Company is actively seeking additional financing through possible collaborative arrangements, public or private financings, including equity financings, and other arrangements. In the event such funding is not obtained, the Company's research and development projects will continue to be delayed or scaled back. Failure to receive funds will have a material adverse effect on the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately must achieve profitable operations.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)


our materials and shipping demands beyond the year 2000. Therefore, the Company does not believe the millenium change will have an adverse impact on its operations.


                           PART II OTHER INFORMATION
                           -------------------------

Item 1.   Legal Proceedings

     In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The February 1998 mediation conference, which was mandated by the Court, did not result in a settlement agreement. The case came to trial in
October 1998 and was settled on terms favorable to the Company.    The Company
agreed to give the plaintiff an agreed judgment totaling $400,000, which may not be executed until after February 15, 1999 with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plaintiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion the security interest in the OmniFilter may be moved to the stent patent with the same stipulation as to subordination. The judgment was paid and a release filed in April 1999. The plaintiff has now filed suit claiming that the Company anticipatorily breached the agreement to pay licensing revenues. The Company has filed a response denying the claim. Royalty expense in the amount of $50,000 has been accrued as of June 30, 1999.

     In August 1997, a former Chief Financial Officer, Secretary and Treasurer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company and sought specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company paid $2,800 in cash, issued at no cost to the plaintiff stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875 with a guaranteed value of $100,000 and executed an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999. The judgment was amended to include the guaranteed value shortage in the amount of $70,173.

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

Item 5.   Other Information

     The Company changed transfer agents in 1999. All common stock transactions are being handled by Harris Trust and Savings Bank. Correspondence regarding stock transactions should be directed to the following:

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

 27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     None

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)


                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN BIOMED,
INC.



Date: August 12, 1999                        /s/ Steven B. Rash
                                             -----------------------------------
                                                                  Steven B. Rash
                                                                   President and
                                                         Chief Executive Officer



Date: August 12, 1999                        /s/ Colene F. Blankinship
                                            ------------------------------------
                                                      Colene F. Blankinship, CPA
                                                                      Controller
                                                        Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

 Exhibit
 -------

 27.1  Financial Data Schedule