Form 10-Q
period 1999-09-30
AMERICAN BIOMED INC
filed 1999-11-15
CIK 867572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ACT OF 1934

               For the quarterly period ended September 30, 1999


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from ____________________ to


                        Commission File Number: 0-19606


                             AMERICAN BIOMED, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                         76-0136574
         -----------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)        Identification Number)


    10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas       77380
    ---------------------------------------------------------------------
       (address of principal executive offices)               (Zip Code)

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

The total number of shares outstanding of common stock, $.001 par value as of November 4, 1999 is 40,775,524.

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

                                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                               ASSETS                                                  September 30,    December 31,
                                                                                                            1999            1998
                                                                                                       --------------   ------------
Current assets:
 Cash and cash equivalents..........................................................................    $     21,280    $    36,463
 Accounts receivable, trade, net of Allowance for doubtful accounts of $38,245 and $40,000 as of
  September 30, 1999 and December 31, 1998, respectively............................................         153,161        128,844
 Accounts receivable, other.........................................................................          18,528         11,850
 Inventories........................................................................................         387,287        569,209
 Other current assets...............................................................................          54,847        146,415
                                                                                                        ------------    -----------
  Total current assets..............................................................................         635,103        892,781
Property and equipment, net.........................................................................          92,165        131,446
Patents, net of accumulated amortization of $971,678 and $960,862 on September 30, 1999 and
 December 31, 1998, respectively....................................................................         136,365        145,526
Goodwill, net of accumulated amortization of $912,872 and $820,559 on September 30, 1999 and
 December 31, 1998, respectively....................................................................         317,964        410,277
Other assets........................................................................................          35,564         35,439
                                                                                                        ------------    -----------
  Total assets......................................................................................    $  1,217,161    $ 1,615,469
                                                                                                        ============    ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable to stockholders and others...........................................................    $    597,003    $   616,309
 Current maturities of long-term debt...............................................................          61,694         51,881
 Current maturities of capital lease obligations....................................................         414,757        414,845
 Debentures.........................................................................................         400,000
 Accounts payable...................................................................................         694,862        640,572
 Accrued liabilities................................................................................         793,931      1,021,892
                                                                                                        ------------    -----------
  Total current liabilities.........................................................................       2,962,247      2,745,499
Long-term debt, net of current maturities...........................................................                         29,928
Capital lease obligations, net of current maturities................................................             710          2,274
Deferred revenue....................................................................................         925,980         40,000
Commitments and contingencies
                                                                                                       -------------    -----------
  Total liabilities.................................................................................       3,888,937      2,817,701
Stockholders' equity (deficit):
 Preferred stock, $.001 par value, 2,000,000 shares authorized, 29,650 and 42,183 shares issued at
  September 30, 1999 and December 31, 1998, respectively............................................              30             42
 Common stock, $.001 par value, 50,000,000 shares authorized, 40,499,668 and 32,648,075 shares
  issued at September 30, 1999 and December 31, 1998, respectively..................................          40,500         32,648
Additional paid-in capital..........................................................................      28,490,365     28,544,387
Deficit accumulated during the Development stage....................................................     (31,202,671)  ( 29,779,309)
                                                                                                        ------------    -----------
  Total stockholders' equity (deficit)..............................................................      (2,671,776)    (1,202,232)
                                                                                                        ------------    -----------
  Total liabilities and stockholders' equity (deficit)..............................................    $  1,217,161    $ 1,615,469
                                                                                                        ============    ===========

   The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended             Nine Months Ended             Inception
                                            ---------------------------   ----------------------------   September 4, 1984
                                                   September 30,                 September 30,            to September 30,
                                                1999           1998           1999            1998              1999
                                            ------------   ------------   -------------   ------------   ------------------
Sales, net...............................   $    48,158    $   136,681     $   326,401    $   393,082         $  4,737,237
Cost of sales............................       (15,723)      (131,194)       (294,883)      (358,169)          (4,556,556)
                                            -----------    -----------     -----------    -----------         ------------
Gross profit.............................        32,435          5,487          31,518         34,913              180,681
                                            -----------    -----------     -----------    -----------         ------------
Operating expenses:
  Selling, general and administrative....      (299,403)      (489,335)     (1,243,792)    (1,557,597)         (20,760,246)
  Research and development...............      ( 44,985)      (229,155)       (117,830)      (452,371)          (8,487,596)
  Distributor settlement.................            --             --              --             --           (1,080,915)
                                            -----------    -----------     -----------    -----------         ------------
                                               (344,388)      (718,490)     (1,361,622)    (2,009,968)         (30,328,757)
                                            -----------    -----------     -----------    -----------         ------------
          Loss from operations...........      (311,953)      (713,003)     (1,330,104)    (1,975,055)         (30,148,076)
                                            -----------    -----------     -----------    -----------         ------------

Other income (expense):
  Interest income........................            10            487              36          2,428              156,398
  Interest expense.......................       (74,984)       (28,534)       (189,289)       (94,429)          (3,213,039)
  Other income (expense).................        69,653        (47,800)         95,995        (50,529)           2,002,046
                                            -----------    -----------     -----------    -----------         ------------
          Other income (expense), net....        (5,321)       (75,847)        (93,258)      (142,530)          (1,054,595)
                                            -----------    -----------     -----------    -----------         ------------
          Net loss.......................      (317,274)      (788,850)     (1,423,362)    (2,117,585)         (31,202,671)
          Less preferred stock dividends.            --        (66,886)             --       (170,031)          (1,353,444)
                                            -----------    -----------     -----------    -----------         ------------
          Net loss available to common
           shareholders (1)..............   $  (317,274)   $  (855,736)    $(1,423,362)   $(2,287,616)        $(32,556,115)
                                            ===========    ===========    ===========     ===========         ============
          Net loss per common share......   $     (0.01)   $     (0.03)    $     (0.04)   $     (0.09)
                                            ===========    ===========     ===========    ===========
          Weighted average number of
           common shares outstanding.....    40,233,343     29,044,855      38,466,172     24,392,112
                                             ===========   ===========     ===========    ===========


(1) Basic and diluted net loss per share are the same.



    The accompanying notes are an integral part of the financial statements

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                            Inception,
                                                                             Nine Months Ended         September 4, 1984
                                                                               September 30,                   to
                                                                            1999           1998         September 30, 1999
                                                                     ------------------------------------------------------
Net cash used by operating activities................................   $(1,373,601)    $(1,214,722)           $(22,583,537)

Cash flows from investing activities:
  Capital expenditures...............................................          (316)        (35,212)               (612,909)
  Investment in patents..............................................       ( 7,310)        (16,422)               (516,952)
  Deferred licensing fees............................................     1,000,000                               1,300,000
  Other investing activities.........................................         7,117          26,000                 (20,287)
                                                                        -----------     -----------            ------------
   Net cash provided (used) by investing activities..................       999,491         (25,634)                149,852
                                                                        -----------     -----------            ------------
Cash flows from financing activities:
  Proceeds from notes payable to banks...............................                                             2,333,880
  Proceeds from notes payable to stockholders........................                                             1,225,921
  Proceeds from notes payable to others..............................       104,545         230,611               6,685,341
  Repayments of notes payable to banks...............................                                            (2,070,000)
  Repayments of notes payable to stockholders........................                                              (822,992)
  Repayments of notes payable to others..............................      (145,618)       (109,541)             (6,241,938)
  Principal payments under capital lease obligations.................                                              (785,841)
  Proceeds from patent assignment and leaseback......................                                               500,000
  Proceeds from equipment assignment and leaseback...................                                               305,000
  Proceeds from sale of debentures...................................       400,000                               1,040,000
  Proceeds from sale of preferred stock..............................                       675,000               9,111,502
  Proceeds from sale of common stock and exercise of unregistered
   warrants..........................................................                       468,000               9,522,350
  Proceeds from exercise of stock options............................                                               339,917
  Proceeds from issuance of registered stock purchase warrants.......                                               100,000
  Proceeds from exercise of registered stock purchase warrants.......                                             2,801,018
  Treasury stock acquired............................................                                              (500,000)
  Offering costs.....................................................                       (89,503)             (1,029,746)
  Other financing activities.........................................                                               (59,447)
                                                                        -----------    ------------            ------------
   Net cash provided by financing activities.........................       358,927       1,174,567              22,454,965
                                                                        -----------     -----------            ------------
Net increase (decrease) in cash and cash equivalents.................       (15,183)        (65,789)                 21,280
Cash and cash equivalents at beginning of period.....................        36,463          82,789
                                                                        -----------     -----------    --------------------
Cash and cash equivalents at end of period...........................   $    21,280     $    17,000            $     21,280
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

  Results for the third quarter are not necessarily indicative of year-end results. These unaudited consolidated condensed financial statements should be read in connection with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report filed on Form 10-K.


2.  CAPITAL STOCK

  During the first nine months of 1999, 533 shares of Series A convertible preferred stock and 12,000 shares of Series D convertible preferred stock were converted into 4,224,741 and 1,138,842 common shares respectively.

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

  The Debenture is convertible into common stock at a conversion price equal to the lesser of $0.15 per share or 75% of the lowest of the closing bid prices for the five business days immediately preceding the conversion date. As a part of the agreement registration rights were granted regarding the warrant, the conversion shares, the interest shares and the security shares, and the Company must make reasonable efforts to file a registration statement within 45 days after closing. Such registration has not yet been filed. In addition, 2,500,000 shares of common stock are being held in escrow.

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


3.  SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                                                                                          INCEPTION
                                                                   NINE MONTHS                            SEPTEMBER 4,
                                                                      ENDED         NINE MONTHS ENDED       1984, TO
                                                                  SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                                      1999                1998                1999
                                                                -----------------   -----------------   ----------------
Interest paid................................................       $      67,848       $     101,542       $  1,436,547
Noncash investing and financing activities:
Equipment acquired through capital lease agreements..........                                                    266,539
Equipment and leasehold improvements acquired through notes                                                       35,775
 payable.....................................................
Conversion of accrued interest payable to principal  on                                                          105,170
 notes payable to stockholders...............................
Conversion of Series A and Series B preferred stock to                                                               444
 common stock................................................
Conversion of 1996 Series A and B, 1997 Series C, and 1998
 Series D preferred stock to common  stock...................             653,000           2,813,579          5,193,579
Conversion of debentures to common stock.....................                                                    640,000
Deferred offering costs incurred in prior year charged
 against offering proceeds...................................                                                     41,000
Issuance of common stock in connection with  purchase of                                                         124,999
 assets of VMS, Inc..........................................
Issuance of common stock in connection with purchase of                                                           81,819
 assets of Superstat, Inc....................................
Conversion of notes payable to common stock..................                                                    538,671
Common stock and warrants issued in lieu of interest.........                                                  1,387,300
Patent assignment and leaseback..............................                                                    500,000
Issuance of common stock in connection with Therex settlement                                                         77
Transfer of note receivable from officer.....................                                                     25,000
Write-up of property and equipment on Cathlab due to sale
 and leaseback agreement.....................................                                                    221,616
Issuance of common stock and warrants for services...........                                  56,250          1,108,457
Issuance of common stock for certain liabilities.............                                 122,334          1,847,129

4.  INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

     Inventories consisted of the following:

                                                                    SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                                  -----------------------   ---------------------
     Raw materials...........................................          $   93,772                $   206,800
     Work in process.........................................              83,766                    120,188
     Finished goods..........................................             209,749                    242,221
                                                                       ----------                -----------
                                                                       $  387,287                $   569,209
                                                                       ==========                ===========

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


5.  COMMITMENTS AND CONTINGENCIES

  In May 1997, an individual who formerly was Chairman, Chief Scientific Officer, and a director of the Company filed a lawsuit in the State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The court-mandated mediation conference in February 1998 did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company. The Company agreed to give the plaintiff an agreed judgment totaling $400,000, which was executable after February 15, 1999 with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plaintiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion the security interest in the OmniFilter may be moved to the stent patent with the same stipulation as to subordination. The judgment was paid and a release filed in April 1999. The plaintiff has now filed suit claiming that the Company anticipatorily breached the agreement to pay licensing revenues. The Company has filed a response denying the claim. Royalty expense in the amount of $50,000 has been accrued as of September 30, 1999.

  In August 1997, an individual who formerly was Chief Financial Officer, Secretary and Treasurer, and a director of the Company filed a lawsuit in the State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company and sought specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company paid $2,800 in cash, issued at no cost to the plaintiff stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875 with a guaranteed value of $100,000 and executed an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999. The judgment was amended to include the guaranteed value shortage in the amount of $70,173 for a total of $155,173.

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

6.   SUBSEQUENT EVENTS

  Pursuant to Secured Convertible Debenture Purchase Agreements dated September 30, 1999 and October 29, 1999, respectively, ( the "Purchase Agreements"), the Company issued an aggregate of $200,000 of its 13% Secured Convertible Debentures due April 1, 2000 (the "2000 Debentures") to AJW Partners, LLC and New Millenium Capital Partners, LLC in order to raise additional funds for working capital purposes. The Company also entered into a Registration Rights Agreement with the holders of the 2000 Debentures whereby the Company agreed to register for resale under the Securities Act of 1933, as amended, the shares of common stock issuable upon conversion of the 2000 Debentures and shares issuable upon exercise of certain warrants issued in connection therewith (the "Warrants"). Offering costs of $20,000 excluding legal fees were incurred in the transactions. Interest on the 2000 Debentures is payable quarterly. As additional consideration, the Company issued warrants to purchase a total of 100,000 shares of common stock at an exercise price equal to 130% of the average per share market values for the five days preceding the date the funds were received. These debentures are part of the $10 million financing that the Company has engaged THE NIR Group to structure.

  The 2000 Debentures are convertible into common stock. The number of shares issuable upon such conversion shall be equal to the outstanding principal to be converted, plus accrued and unpaid interest thereon, divided by 60% of the average bid price during the twenty trading days immediately prior to such conversion. The conversion price is subject to adjustment under certain circumstances. The Company has the option to prepay the 2000 Debentures upon prior notice.

  On November 9, 1999, the Company received notification that the OmniCath(R) has been granted CE Mark approval, a precondition for European sales. The Company is planning to launch the OmniCath(R) in Europe during the fourth quarter of 1999. Management estimates the target market to be in excess of $500 million.

                             AMERICAN BIOMED, INC.
                       (A Development Stage Enterprise)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From September 4, 1984 through September 30, 1999, the Company had an accumulated deficit of $31,202,671. During the first nine months of 1999, the Company focused its efforts primarily on raising capital and forming strategic alliances. On March 26, 1999, the Company entered into an exclusive license agreement with Manufacturing & Research, Inc. ("MRI") for the Company's Cathlab (R) patents. Pursuant to the license agreement, the Company relocated its manufacturing facility to MRI's facility in Tucson, Arizona. MRI will staff and manage the facility and manufacture the Company's cardiovascular products under the licensing agreement. Management anticipates this action will result in the Company saving approximately $600,000 in operating, production and engineering costs annually as well as leading to additional revenue opportunities. Third quarter 1999 savings amounted to approximately $200,000 and indicates that the Company's cost saving objectives for the period have been exceeded.

  As a result of the Company's decision to relocate its manufacturing facility and form a strategic manufacturing alliance with MRI, manufacturing backlogs have been temporarily created. These backlogs continued through the third quarter as the Arizona manufacturing facility completes the manufacturing start-up phase. Production problems were encountered during the start-up phase and process validations related to the CE Marking process which resulted in production being approximately 60 days behind schedule. Production levels are increasing and full-scale production is expected to commence during the fourth quarter of 1999. However, if unforeseen problems occur, fourth quarter revenues will be adversely impacted, although operating losses will continue to decrease.

  During the nine months ended September 30, 1999, the Company's net sales decreased 17.0% to $326,401 compared with sales of $393,082 for the same period in 1998. Net sales for the third quarter 1999 decreased 64.8% to $48,158 from $136,681 for the third quarter 1998. Foreign export net sales for the quarter decreased 80.1% to $12,629 from $63,550 and decreased 22.9% for the first nine months of 1999 to $163,597 from $201,051 in 1998. Domestic net sales for the quarter increased 6.5% to $35,529 from $33,374 and 52.4% for the first nine months of 1999 to $162,803 from $106,798. At September 30, 1999 the Company had approximately $93,000 in backorders to its distributors due to the relocation of the manufacturing facility. There were no significant backorders from distributors as of September 30, 1998. A sales, marketing and distribution agreement with Biocontrol Technology, Inc. ("Biocontrol") was entered into on May 25, 1999. During the initial term of the agreement the Company received $14,000 per month to perform all sales and marketing functions associated with the sale and distribution of Biocontrol's product, theraPORT(R), an implantable vascular access system. The agreement was revised to $5,000 per month beginning August 25, 1999. The decision to distribute Biocontrol's vascular products will solidify and enhance the Company's extensive domestic and international distributor network.

  The third quarter 1999 and 1998 cost of sales percentage was 32.6% and 96.0%, respectively. Cost of sales represented 90.3% and 91.1% of sales for the nine
months ended September 30, 1999 and 1998, respectively.   The decrease in cost
of sales for the quarter is primarily attributable to the Company's decision to use the services of MRI for the production of its products.

  Selling, general and administrative expenses for the quarter decreased 38.8% or $189,932 to $299,403 as compared to the same period in the prior year. These expenses for the first nine months of 1999 decreased 20.1% or $313,805 to $1,243,792 during the first nine months of 1999, compared to $1,557,597 for the
same period in 1998.   Promotion expense, which includes samples to
distributors, trade shows and exhibits, decreased approximately $6,300 and $24,000 for the quarter and year to date as compared to the prior year. Quarterly expenditures decreased approximately $98,000 for consulting expenses, $51,000 for legal and accounting, $28,600 for facility and equipment expense, $7,500 for office expense, and $9,400 for depreciation and amortization allocation

  Research and development expenses totaled $117,830 during the first nine months of 1999, a decrease of 73.9% from the 1998 nine month total of $452,371. These expenses are being slowed until the Company receives funding to ensure that, once initiated, projects can be completed as scheduled. The Company entered into an exclusive worldwide, royalty-bearing licensing agreement on April 14, 1999 with IntraTherapeutices, Inc. ("ITI") for the OmniFilter

                             AMERICAN BIOMED, INC.
                       (A Development Stage Enterprise)



technology, a percutaneous guidewire micro-filter to be used in carotid angioplasty procedures. It is anticipated that research and development expenses will decrease as a result of this agreement. In addition, other licensing opportunities are being considered as an alternative to research and development funding as well as outsourcing opportunities for research and development projects are being explored to maximize development efforts and minimize development costs and timelines.

  Interest expense increased 100.4% to $189,289 for the first nine months of 1999, compared to $94,429 for the first nine months of 1998 due to increased borrowings during the fourth quarter of 1998 and second quarter of 1999.

  Other income for the quarter includes $10,000 amortization of the license fee received from Wright Medical Technologies, Inc. for the spinal dissector transaction in 1994, $50,000 amortization of the license fee received from ITI and approximately $4,200 for the manufacturing license fee from MRI. The Company received a one-time license fee of $1,000,000 and a 5% royalty fee from ITI for the life of the OmniFilter patents. The license term is the later of the expiration of all patents, including patent applications, or ten years from the first commercial sale of the licensed product. As part of a settlement agreement, the former Chairman, Chief Scientific Officer and director of the Company will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. Royalty expense of $50,000 has been accrued and is included in the period to date other income and expense, net.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had a working capital deficiency as of September 30, 1999 of $2,327,144 and cash and cash equivalents of $21,280 compared to a deficiency of $1,852,718 and cash and cash equivalents of $36,463 as of December 31, 1998.

  The net cash used by operating activities of $1,373,601 was approximately $160,000 more than during the same period in 1998. Financing activities provided cash of $358,927 and was favorably impacted by the issuance of Series 1999-A Nine Percent Redeemable Convertible Debentures in the amount of $400,000. Investing activities provided cash of approximately $999,000 resulting primarily from a licensing agreement with ITI (See "Results of Operations.")

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

RECENT DEVELOPMENTS

  Pursuant to Secured Convertible Debenture Purchase Agreements dated September 30, 1999 and October 29, 1999, respectively, ( the "Purchase Agreements"), the Company issued an aggregate of $200,000 of its 13% Secured Convertible Debentures due April 1, 2000 (the "2000 Debentures") to AJW Partners, LLC and New Millenium Capital Partners, LLC in order to raise additional funds for working capital purposes. The Company also entered into a Registration Rights Agreement with the holders of the 2000 Debentures whereby the Company agreed to register for resale under the Securities Act of 1933, as amended, the shares of common stock issuable upon conversion of the 2000 Debentures and shares issuable upon exercise of certain warrants issued in connection therewith (the "Warrants"). Offering costs of $20,000 excluding legal fees were incurred in the transactions. Interest on the 2000 Debentures is payable quarterly. As additional consideration, the Company issued warrants to purchase a total of 100,000 shares of common stock at an exercise price equal to 130% of the average per share

                            AMERICAN BIOMED, INC.
                       (A Development Stage Enterprise)

market values for the five days preceding the date the funds were received. These debentures are part of the $10 million financing that the Company has engaged THE NIR Group to structure.

  The 2000 Debentures are convertible into common stock. The number of shares issuable upon such conversion shall be equal to the outstanding principal to be converted, plus accrued and unpaid interest thereon, divided by 60% of the average bid price during the twenty trading days immediately prior to such conversion. The conversion price is subject to adjustment under certain circumstances. The Company has the option to prepay the 2000 Debentures upon prior notice.

  On November 9, 1999, the Company received notification that the OmniCath(R) has been granted CE Mark approval, a precondition for European sales. The Company is planning to launch the OmniCath(R) in Europe during the fourth quarter of 1999. Management estimates the target market to be in excess of $500 million.

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

                             AMERICAN BIOMED, INC.
                       (A Development Stage Enterprise)


PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  In May 1997, an individual who formerly was Chairman, Chief Scientific Officer, and a director of the Company filed a lawsuit in the State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The court-mandated mediation conference in February 1998 did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company. The Company agreed to give the plaintiff an agreed judgment totaling $400,000, which was executable after February 15, 1999 with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plaintiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion the security interest in the OmniFilter may be moved to the stent patent with the same stipulation as to subordination. The judgment was paid and a release filed in April 1999. The plaintiff has now filed suit claiming that the Company anticipatorily breached the agreement to pay licensing revenues. The Company has filed a response denying the claim. Royalty expense in the amount of $50,000 has been accrued as of September 30, 1999.

  In August 1997, an individual who formerly was Chief Financial Officer, Secretary and Treasurer, and a director of the Company filed a lawsuit in the State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company and sought specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company paid $2,800 in cash, issued at no cost to the plaintiff stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875 with a guaranteed value of $100,000 and executed an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999. The judgment was amended to include the guaranteed value shortage in the amount of $70,173 for a total of $155,173.

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


                                                           AMERICAN BIOMED, INC.



Date:  November 15, 1999                                /s/ Steven B. Rash
                                                      --------------------------
                                                                  Steven B. Rash
                                                                   President and
                                                         Chief Executive Officer





Date:  November 15, 1999                               /s/ Colene F. Blankinship
                                                      --------------------------
                                                      Colene F. Blankinship, CPA
                                                                      Controller
                                                        Chief Accounting Officer

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)


INDEX TO EXHIBITS


The following documents are filed as part of this Report:


 Exhibit

 27.1  Financial Data Schedule