Form 10-K
period 1999-12-31
AMERICAN BIOMED INC
filed 2000-03-30
CIK 867572

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                _______________
                                   FORM 10-K

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                      OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2000 was $13,925,567.

The number of outstanding shares of Common Stock, $.001 par value, of the registrant was 45,144,859 shares as of March 21, 2000.

================================================================================

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                                    PART I
ITEM 1.  BUSINESS                                                              1

ITEM 2.  PROPERTIES                                                           19

ITEM 3.  LEGAL PROCEEDINGS                                                    20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  21

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS 21

ITEM 6.  SELECTED FINANCIAL DATA                                              21

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                22

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                 27
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   27

ITEM 11. EXECUTIVE COMPENSATION                                               29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       31

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       31

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K      33

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                    PART I

ITEM 1. BUSINESS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  We believe that certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to vary materially from our predicted results, performance or achievements, or those of the industry. Our factors include, among others, the following:

  .  General economic and business conditions;
  . Changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;
  .  Changes in, or failure to comply with government regulations;
  .  Demographic changes;
  .  Changes in sales mix;
  .  Maintaining current pricing levels;
  .  The reduction in sales to, or loss of, any significant customers;
  .  Maintaining ISO 9001 and CE Mark certification;
  .  Changes in methods of distribution and technology;
  .  Competition;
  .  Availability of silicone;
  .  Changes in business strategy or development plans;
  .  The research or development of particular products or technologies;
  . The anticipated results of research and development activities, related clinical trials and required regulatory approvals;
  . Availability of liquidity sufficient to meet the Company's need for capital;
  . Availability of qualified personnel; and . Various other factors referenced in this Annual Report on Form 10-K.

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


General

  American BioMed, Inc. ("Parent Company") develops, manufactures and markets medical, surgical and diagnostic devices. The Parent Company was incorporated on September 4, 1984 and closed its initial public offering in October 1991. In 1992 the Parent Company acquired Cathlab Corporation ("Cathlab"). Unless otherwise described herein, references to the "Company" are to American BioMed, Inc. and its subsidiary.

  The Company, a development stage enterprise, is engaged in the development, manufacture and marketing of medical devices. The Company's primary technology is directed at interventional cardiology, endovascular surgery and minimally invasive surgical devices. The principal products are atherectomy catheters, stents, clot filters, 100%-silicone balloon catheters and drug delivery catheter systems. The Company's primary business strategy is to design and develop minimally invasive medical devices to treat atherosclerotic disease. The Company holds patents on its OmniCath(R) atherectomy catheter, a device that mechanically removes the atherosclerotic disease ("plaque") from within blood vessels or other synthetic implanted vessel devices. The Company also has patent and/or proprietary rights to stent devices (stents and delivery system), the OmniStent(TM). These devices are implantable within the vessels of the body to maintain an open lumen allowing necessary rates of blood flow.

  The third product area, the OmniFilter is a catheter-mounted percutaneous temporary blood filter used to prevent stroke-causing blood clots from reaching various organs of the human body. This technology was licensed to IntraTherapeutics, Inc. ("ITI") in April 1999 to accelerate development and commercialization of the technology. The Company estimates that ITI could receive initial approvals for commercialization by late 2000 after which the Company would become eligible to receive royalty payments until the year 2015.

  The fourth product area, 100%-silicone balloon catheters from which the Company currently derives the majority of its revenue, is protected by a series of domestic and international patents for the ten 510(k) product approvals which the Company is currently marketing. The Company's subsidiary, Cathlab, manufactures and markets a series of non-angioplasty 100%-silicone balloon catheter products. These products are used to remove arterial blockages and gallstones, to measure the cardiac output of the heart (through thermodilution) and to angioscopically view the interior of the blood vessel.

  The fifth product area is a toposcopic catheter, the Evert-O-Cath(TM), a drug delivery catheter that is used to precisely inject fluids or drugs to the lesion or diseased area. This product group is also protected by patents and has 510(k) approval for sale in the U.S. It is believed that drugs/coatings applied to the treated disease site will further reduce the incidence of restenosis as coatings should allow for a smoother artery lining after an atherectomy or stent procedure. The clinical success objective of interventional cardiologists, radiologists and vascular surgeons in treating atherosclerosis is to facilitate an acceptable rate of blood flow through the vessel and to eliminate or minimize subsequent reoccurrence of plaque re-buildup (restenosis).

  Efforts are underway to bring the Company's core technologies to market. The Company received Institutional Review Board (IRB) approval at the University of California at Los Angeles authorizing the start of Phase II human clinical trials for the OmniCath(R) peripheral atherectomy catheter to begin in August 1996. The clinical trials at UCLA commenced August 1, 1996 and were temporarily suspended as the Company filed an amended protocol with the Food and Drug Administration ("FDA") for the peripheral indication. The amended protocol was approved on May 8, 1998. The Company expects to resume the clinical trials by mid-2000 and submit to the FDA approximately 18 months later.

  In addition, the Company plans to amend its Investigative Device Exemption ("IDE") with the FDA in 2000 to conduct human clinical trials for its OmniCath(R) atherectomy catheter for hemodialysis A-V fistula restenosis and expects to receive this approval to start the trials in late 2000. These clinical trials will be conducted in parallel with the ongoing peripheral clinical trials. The Company anticipates completion of these trials within twelve months of the start date and would make an FDA submission in the U.S. within three months after conclusion of the clinical trials.

  The Company is moving forward in its efforts to commercialize its OmniStent(TM) and stent delivery system technologies. Significant additional financing will be required to fund the clinical trials for OmniCath(R), OmniStent(TM) and OmniFilter. (See "Liquidity and Capital Resources.")

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

  The number of angioplasty (including atherectomy) procedures performed and the market for coronary and peripheral angioplasty devices and accessories have grown at a rapid rate as a result of a number of factors, including the general aging of the world's population. Currently, industry sources estimate the worldwide stent market to be between $1.6 - 1.9 billion.

Products

Cathlab Catheters -- General

  The Company's Cathlab subsidiary has ten FDA approved balloon catheters, seven of which are currently being marketed within the United States and abroad.
These products also have received CE Mark certification. In addition, the Company has plans to submit a 510(k) Notification to the FDA during 2000 for approval of an infusion catheter. The 100%-silicone design of these catheters is resistant to environmental factors, unaffected by body temperature, and more biocompatible than latex balloons or polyvinyl chloride (PVC) tubing. The patented one-piece balloon design eliminates glue and ties, providing superior smoothness and preventing the possibility of balloon dislodgement. The Company's products are manufactured in a facility which has received ISO 9001 and EN 46001 certification.

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

  Cathlab manufactures and markets a bi-lumen embolectomy and irrigation catheter which is used to assist in the removal of clotted blood from inside a vessel, as well as, to irrigate a vessel with saline or other drug solutions during a surgical procedure. The Company is currently developing other versions of its bi-lumen catheters utilizing its dual balloon technology. (See "Ahn Thrombectomy Catheter.")

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

Thermodilution Catheter

  Cathlab manufactures and markets a thermodilution catheter that is used in the assessment of a patient's hemodynamic condition (the efficiency of the heart muscle) through direct intracardiac and pulmonary artery pressure monitoring and cardiac output determination. This catheter is also used for blood sampling and infusing solutions.

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

The OmniCath(R) Atherectomy Catheter

  The OmniCath(R) is an "atherectomy catheter," designed to allow physicians to remove atherosclerotic plaque from obstructed blood vessels throughout the body, enlarging the narrowed vessel openings and thereby restoring normal blood flow. The Company is developing the OmniCath(R) with catheter shafts of several different diameters for use in coronary arteries which feed the heart (5.8 to 7 French) and in peripheral arteries in the abdomen, groin and legs (7 French and 8 French). "French" is a measure of diameter; one French is equivalent to 1/3rd of a millimeter. The OmniCath(R) is self-contained and disposable and is powered by a small battery pack and motor assembly in the handle. Connected to the handle is the catheter shaft, which will vary in length depending on the distance needed from insertion to the treatment site. The weight of the OmniCath(R) is approximately 11 ounces.

  The OmniCath(R)'s shaft has a side-window and a small rotating cylindrical blade near its distal end (the end of the catheter, or farthest part of the catheter, which is inserted into the body). At the surface opposite the side-window are two deflector wires which, when advanced against the arterial wall opposite the plaque using controls in the handle, stabilize the catheter shaft and allow the window to cover a larger volume of the plaque, compressing it into the path of the rotating blade. Once the deflector wires are engaged and the side window is in position, using controls on the OmniCath(R) handle, the rotating blade can be advanced and retracted across the side-window at approximately 11,000 revolutions per minute to shave the atherosclerotic plaque from the interior surface of the vessel walls. The blade does not come into contact with the non-diseased arterial walls during the atherectomy procedure. The shaved plaque is aspirated into an annular space in the catheter and evacuated through a removal port at the proximal end of the catheter (the end at the OmniCath(R) handle) via a vacuum system. This enables the excised plaque to be collected and examined while the atherectomy is taking place. There is very little loss of blood during the procedure as the OmniCath(R) is designed to restrict the amount of blood that enters the catheter system. Further, the blockage of blood circulation by an inflated balloon, which often occurs in balloon angioplasty, does not occur in a procedure using the OmniCath(R). The deflectable system, which holds the catheter in place, is designed to allow for continuous blood flow. This allows more time to complete a procedure, although a procedure using the OmniCath(R) should generally require less time than a procedure utilizing multiple balloon inflations to break up the plaque. As opposed to balloon angioplasty, which cracks and displaces plaque, the shaving mechanism of the OmniCath(R) removes plaque and is designed to leave the artery clean and smooth, free of fissures, ruptures, and flaps.

  Overall, the OmniCath(R) is designed for ease of use and provides the physician with the capability to perform multiple lesion atherectomy procedures with a single placement, as opposed to the multiple placements often required with balloon angioplasty and competitive atherectomy devices. The OmniCath(R)'s features, including its lightweight and compact construction, are designed to provide a competitive advantage over existing atherectomy catheters. (See "Business -- Competition.")

  The Company commenced limited human clinical trials in the United States with the 8 French OmniCath(R) for peripheral use in 1991. The device was initially used on patients during 1991 and 1992. Although no adverse effects or complications were observed or reported from the use of the OmniCath(R) on any patient, the trials indicated that the OmniCath(R) needed certain modifications. In July 1992, the Company contracted with an independent third party to conduct a product design review of the OmniCath(R). Based on the results of that review, improvements to the OmniCath(R) were made including increasing battery and motor power for guiding the catheter through the body, strengthening the deflector wires which hold the catheter in place, enhancing the cutter and debris-removal system, and creating a better ergonomically profiled product for the end user. The Company informed the FDA of the improvements in July 1992, and the FDA requested additional information on the modifications before human clinical testing could resume. The Company submitted the additional information and received permission from the FDA to resume Phase I clinical trials in July 1993. The Company completed its Phase I trials and submitted its data to the FDA. The Company received approval by the FDA for its Phase II peripheral OmniCath(R) atherectomy clinical trials in 1995 and commenced Phase II on August 1, 1996 at the University of California at Los Angeles. However, the clinical trials were temporarily suspended as the Company filed an amended protocol with the FDA which was approved on May 8, 1998. The Company expects to resume the clinical trials in 2000 and submission to the FDA approximately 18 months later.

  The Company intends to shift its emphasis on Omnicath(R) Clinical Trials for peripheral use to A-V Fistula use as the Company believes A-V Fistula use has greater market opportunities for the Omnicath(R). The Company is amending its IDE with the FDA to conduct human clinical trials for the Omnicath(R) for hemodialysis A-V Fistula restinosis and expects to receive FDA approval to start the trials in 2000. Submission of the clinical trial data to the FDA is anticipated to be 18 months after FDA approval to initiate the clinical trials is received by the Company.

  The Company has not yet applied for U.S. FDA approval of the OmniCath(R) for coronary use but expects to file for IDE at the successful conclusion of the OmniCath(R) peripheral clinical trials. There can be no assurance that required regulatory approvals will be received on a timely basis or at all. (See "Business -- Government Regulation.") The Company received from the U.S. Patent and Trademark Office its sixth patent for the OmniCath(R) on March 17, 1998. In addition, the Company received CE mark certification November 17, 1999 and the Company plans to launch the OmniCath(R) in international markets in 2000.

The OmniFilter

  The Company is developing a percutaneous temporary filter that is mounted on a guide wire and is used to prevent stroke-causing blood clots from reaching various organs of the human body. The filter is deployed remotely, opened within a vessel and then remotely closed, safely and reliably removed with clots intact within a mesh filter containing the entrapped material. The size of the filter is such that blood flow is not significantly reduced through straining, but embolytic debris is caught and retained by the filter. On December 9, 1997 the Company received U.S. Patent No. 5,695,519 titled Percutaneous Filter for Carotid Angioplasty.

  The Company entered into an exclusive worldwide, royalty-bearing license agreement on April 14, 1999 with IntraTherapeutics, Inc. for its OmniFilter technology, a percutaneous filter to be used in carotid angioplasty procedures. The Company received a one-time license fee of $1,000,000 and a 5% royalty fee for the life of the patents. The license term is the later of the expiration of all patents, including patent applications, which is currently 2015, or ten years from the first commercial sale of the licensed product.

  The Company believes that the OmniFilter, which has not been submitted to the FDA for pre-market approval, would find significant use in such emerging procedures as percutaneous angioplasty and stenting for carotid arteries, acute lytic procedures for limb salvage, and endoluminal stent grafting for such procedures or endoluminal aortic abdominal aneurysm. There can be no assurances that the clinical trials for the product will be completed successfully and FDA approval received. (See "Business -- Government Regulation.")

The OmniStent(TM)

  Although angioplasty and atherectomy contributed greatly to less invasive treatment of atherosclerosis, it was not until 1994 that a third less invasive means of treatment was developed. This new means consists of simple spring-like devices called stents which, when placed in a treated vessel, greatly reduces acute and chronic clinical failure rate of restenosis.

  Stents provide a foundation for support to a weakened vessel. The most common
design is the metal stent.   A tubular structure that normally has a pattern of
slots which, when expanded, produce a tiny tubular grillwork which can hold a diseased vessel open, thereby providing a channel for blood flow to the heart or limbs.

  It appears that the majority of flow-limiting lesions, whether in a duct (biliary), tract (esophageal) or vessel (vascular stenosis, aneurysm, arteriovenous shunts, etc.), are stent treatable. The stent is placed in a relatively conventional manner for angioplasty. The lesion is crossed with a conventional guide wire, and the lesion is pre-dilated using a conventional balloon catheter; using the exchange technique, the delivery balloon catheter is then advanced over the wire to the lesion being treated. At the site of the lesion, initial inflation to 5-6 atmospheres is carried out. To further imbed the coiled stent into the subintimal layers of the arterial wall, higher inflation pressures that expand the compliant delivery balloon to larger diameters are then used.

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

  The bifurcated OmniStent(TM) is a Y-shaped bifurcated stent designed for use in aortic bifurcation. However, small versions may be used at any branched blood vessel. The bifurcated version is also an endless stent overcoming the deficiencies of prior art in construction. However, the design is unique as no other company has solved the dilemma of manufacturing and deploying a bifurcated stent. All rely on a series of single stents, placed in close proximity, and usually requiring an access from each artery (lateral and contralateral femoral). This is very distressful to the patient requiring a surgical prep, artery puncture and catheter sheath on each side of the groin. It is potentially twice as difficult, dangerous and time consuming to both patient and doctor as the bifurcated OmniStent(TM). In addition, the Company has developed a process of reproducing the stents using photo etching which significantly reduces cost and production error.

  The Company's stent technology is protected by three patents, U.S. Patent No. 5,342,387 issued August 30, 1994 titled Artificial Support for a Blood Vessel, U.S. Patent No. 5,607,445 issued March 4, 1997 titled Method and Apparatus for Making a Stent and U.S. Patent No. 5,772,668 issued June 30, 1998 titled Method and Apparatus for Placing and Endoprosthesis. In addition, the Company received a Notice of Allowance from the U.S. Patent Office in February 2000 for its fourth patent related to the stent technology. All patents are assigned to the Company.

  The Company's patents include a proven biocompatible coating used to coat the interior surface of artificial hearts. This neutralized collagen compound is considered to be one of the most blood and tissue-compatible biomaterials used to construct a smooth blood flow around the device. When applied as a thin film it provides a smooth, biochemically stable protein coating with non-pseudo intimal properties, very little platelet adhesion, and high blood compatibility. In addition, when used as a substrate, the coating bonds easily with various anti-coagulant molecules such as Heparin and phospholipids which are used to further reduce thrombosis. The Company has developed a concept for covering its stents with graft material and plans to file a patent on this process in the future. The endoprosthesis will enable the Company to become active in the endovascular graft market. The greatest advantage in using the endless loop, self-expanding metals is the potential for generating mural pressures within a stenosis sufficient for precise stent-vessel apposition.

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

  The OmniStent(TM) has several advantages over competitive products. It is a dual, endless coil which gives the stent versatility in using almost any material; the dual coil gives more than two times the hoop strength of a single coil; the continuous loop allows easy deployment whether on a balloon, guidewire, or through a sheath (such as the Schneider Wallstent). When coiled, according to the reversible arcuate sections (the preferred embodiment in U.S. Patent 5,342,387), the open sections can be used to place at vessel branches allowing open flow into these branches. In addition, the patent claims a bifurcated stent made of the same endless loop, that presents wide applications in peripheral stenting and grafts (the aortoileal stenosis is the most common pathology in peripheral vascular disease). The endless, bifurcated stent can thus be inserted into both iliac vessels from a unilateral (one puncture) technique. It is the most versatile stent in the interventional field.

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

  A version of the Evert-O-Cath(TM) was approved by the FDA for certain non-coronary applications in July 1994. The Company developed prototypes during 1994 and, based on feedback from potential users of the dilating Evert-O-Cath(TM) , the prototypes have been modified to better satisfy existing medical needs. The Company intends to file a 510(k) Notification with the FDA with respect to these modifications once the Company is convinced there is a commercial market application for this product. There can be no assurance that a favorable determination with respect to the Company's 510(k) Notification will be obtained. (See "Business -- Government Regulation.")

Cardiac-Assist Devices

  Angioplasty and other therapies involving the removal or displacement of plaque from the arteries are intended to increase blood flow but do not relieve the heart muscle ("myocardium") from its continual job of pumping blood throughout the circulatory system. The Company holds four issue patents on a cardiac-assist pump for future development of cardiac-assist devices that have the basic objective of assisting the myocardium in moving blood through the body at a physiologically acceptable rate. The Company has no plans to develop these pumps at the present time and this product line is a prime candidate for divestiture.

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

                         Regulatory Status of Products
                              As of March 1, 2000

===================================================================================================================
                                                               510(k)*               FDA                 Revenue
                         Product                                Number              Status                 Y/N
-------------------------------------------------------------------------------------------------------------------
Arterial Embolectomy Catheter (3Fr - 7Fr)                      K881455         Approved 4/6/88              Y
-------------------------------------------------------------------------------------------------------------------
Bi-lumen Irrigation Catheter (5Fr - 7Fr)                       K893680         Approved 8/1/89              Y
-------------------------------------------------------------------------------------------------------------------
Bi-lumen Irrigation Catheter (3Fr - 4Fr)                       K897184         Approved 3/14/90             Y
-------------------------------------------------------------------------------------------------------------------
Foley Urological Catheter                                      K862124         Approved 8/14/86             N
-------------------------------------------------------------------------------------------------------------------
Thermodilution Catheter                                        K893435         Approved 5/2/89              Y
-------------------------------------------------------------------------------------------------------------------
Arterial Embolectomy Catheter (2Fr)                            K905139         Approved 2/5/91              Y
-------------------------------------------------------------------------------------------------------------------
Angioscopic/Angiographic Irrigation Catheter (6Fr - 8Fr)       K897051         Approved 3/16/90             N
-------------------------------------------------------------------------------------------------------------------
Biliary Catheter                                               K910917         Approved 8/2/91              Y
-------------------------------------------------------------------------------------------------------------------
Occlusion Catheter                                             K910916         Approved 6/24/91             Y
-------------------------------------------------------------------------------------------------------------------
Thrombectomy Catheter (dual balloon)                           K972572         Approved 1/13/98             Y
-------------------------------------------------------------------------------------------------------------------
Evert-O-Cath(TM) Catheter (drug delivery)                      K922455         Approved 7/7/94              N
-------------------------------------------------------------------------------------------------------------------
OmniCath(R)                                                      N/A             IDE Filed**                Y
-------------------------------------------------------------------------------------------------------------------
OmniFilter Guidewire Micro Filter                                N/A             Development                N
-------------------------------------------------------------------------------------------------------------------
OmniStent(TM)                                                    N/A             Development                N
-------------------------------------------------------------------------------------------------------------------
Spinal Dissector                                                 N/A             Development                N
-------------------------------------------------------------------------------------------------------------------
Heart Assist Pump                                                N/A             Development                N
-------------------------------------------------------------------------------------------------------------------
Needle Scope                                                     N/A             Development                N
===================================================================================================================

*   See "Business - Government Regulations"
** Investigational Device Exemption ("IDE")

Marketing Plans and Arrangements

  The Company is focused on increasing the exposure in the market place for the Company's proprietary products and technologies. The identification and selection of qualified distributorships, both international and domestic, is a key component to this strategy. As of March 1, 2000 the Company has twelve North American and twenty-eight international distributors.

  Sales to Sorin BioMedica ("Sorin") (based in Italy) and PFM (based in Germany) represented 16.07% and 11.44% of the Company's total 1999 net sales, respectively. Revenues from BioControl (based in Pennsylvania) for sales, marketing and distribution services represented 15.99% of the Company's total 1999 net sales while revenues from the sale of raw materials and supplies to Manufacturing & Research, Inc. ("MRI") represented 24.76% of net sales. The remainder of net sales to any one customer were less than 10%. Sorin, PFM, BioControl and MRI are not affiliated with the Company. MRI is the Company's strategic manufacturing partner. The loss of these major accounts would be material to the Company's overall results of operations, financial position and cash flow.

  The following summary indicates the Company's percentage of sales within geographic regions for the years 1999, 1998, and 1997:

              REGION                1999        1998        1997
           United States....        48.4        45.3        34.5
           Italy............        16.1        13.3        16.9
           Germany..........        11.4         2.1
           South America....         4.1         1.5        12.0
           Japan............         1.3        11.3         9.1
           Other European
           Countries.......          7.9        17.2        15.7
           Other   (1)......        10.8         9.3        11.8

           (1) Includes India, Mexico, Latin America, and Canada

  The continual focusing of distributor sales people is paramount to a successful distributor based marketing program. Management believes that by bringing the sales and marketing support to the field level, the Company will enhance customer service support to both the distributor and to end user customers. The Company's application engineers and clinical support personnel will supplement the efforts of the manufacturer's sales representative and distributors by providing all customers with in-service training and product education. Management will continue to attend key industry symposiums and conventions where the concentrated exposure to important decision-makers can be achieved and enhance the marketing visibility of our products. Journal advertising, strategic mailings, and sponsorship of academic-based research articles are planned for 2000 to support the Company's sales efforts.

  The Company continues to add additional international distributors to its distributor network. These distributors aid in the completion of the regulatory procedures needed to gain approval to sell the Company's products in a given geographical area. In 1998, regulatory approval was granted for the Company's silicone balloon catheter products in the countries of Japan, Korea, and Australia. The registration process is continuing in China and Brazil. In addition, the regulatory process continues on the Company's OmniCath(R) atherectomy catheter product in Japan, Korea, and those countries utilizing CE Mark. The Company plans to add up to twenty international distributorships during calendar year 2000 in targeted global markets in which the Company's products are currently not represented.

  Augmenting the distribution strategy will be a focused effort on securing Group Purchasing Organization ("GPO") contracts. Securing these contracts with GPO's which represent hospital consortiums and other multifacility chains can facilitate market share growth. At March 1, 2000, the Company was in negotiations with a number of GPO's.

  The Company received ISO 9001 certification January 12, 1998. In February 1998 the Company entered into an OEM agreement with Polamedco, Inc. to manufacture up to 300,000 units annually of its nasopharyngeal airway products in assorted sizes. The contract terminated March 1999 when the facility relocation agreement was signed. (See "Item 2 - Properties.") Polamedco was the Company's first OEM contract and was a direct result of the Company's receipt of ISO 9001 certification. By securing suitable OEM arrangements, the Company hopes to achieve greater marketing coverage while maintaining sales increases with its distributor network. The Company is currently in discussions with other medical manufacturers/strategic partners for OEM distribution of the Company's products. In addition, the Company is pursuing private label opportunities to provide OEM manufacturing for existing products and products not currently manufactured but that capitalize on the Company's existing silicone balloon technologies.

  The Company is uncertain today that the distributors now in place will be able to effectively market and sell the Company's core product technologies, the OmniCath(R), OmniStent(TM) and Evert-O-Cath(TM). As such, the Company has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distributor agreements, and research and development agreements/projects. An integral part of this strategy is to aggressively pursue the sale of ancillary technologies (rather than core technologies) which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products.

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

Government Regulation

  The 100%-silicone balloon catheters, atherectomy catheters, guidewire microfilter and stent devices which have been and are being developed by the Company (and any products intended to be researched, developed or marketed in the future) are all medical devices subject to regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder (the "FDC Act"), the FDA regulates and must approve the manufacture, distribution and promotion of medical devices in the United States. Various states and foreign countries in which the Company's products may be sold in the future may impose additional regulatory requirements. For example, the countries of Japan, Korea, India, China and Australia have Ministries of Health and have an approval process that may require as much as nine months in order to gain import sales approval. European countries (comprising the European Union) now require the CE Mark on medical devices before they can be imported. Other countries require administrative product registration, which is a process that takes approximately three weeks.

  If the manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a device that is legally marketed, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a "510(k) Notification." The 510(k) Notification and the claim of substantial equivalence must be supported by various types of data and materials, including test results. Following submission of the 510(k) Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. The order is generally sent within 90 days of the submission and may declare the FDA's determination that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence.

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

  If human clinical trials of a proposed device are required and the device presents significant risk, the manufacturer of the device must file an IDE application with the FDA prior to commencing these trials. The IDE application must be supported by data, including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin.

  In June 1991, the Company's IDE application with respect to the OmniCath(R) for peripheral use was approved allowing the Company to commence limited human clinical trials with one physician investigator at one institution, who could use the device on a total of ten patients to mechanically remove accumulations of plaque from peripheral arteries. During 1992, an additional institution was approved by the FDA to conduct human clinical trials. The Company concluded Phase I of the IDE as approved by the FDA and submitted an IDE Supplement to the FDA in August 1994. The Supplement contained the clinical data (generated on 12 patients) which demonstrated the performance of the device. The Company was granted conditional approval by the FDA to expand the clinical trials in the United States for peripheral vessels. To date, the OmniCath(R) device has been used, domestically and internationally, on more than 60 patients. The Company must accumulate case study data on at least 50 patients for the peripheral trials and have follow-up for at least six months, before the 510(k) Notification can be prepared and initially filed. The Company received CE mark certification for the OmniCath(R) November 17, 1999 and has launched the product in international markets.

  Due to the additional risks associated with the use of a mechanical catheter in the arteries of the heart, the OmniCath(R) for coronary application, presently under development, will require more extensive animal and mechanical testing than did the peripheral OmniCath(R) before an IDE application can be filed and human clinical trials undertaken. The Company does not intend to pursue the coronary application until the peripheral and A-V fistula indications are approved by the FDA.

  The Evert-O-Cath(TM) was cleared to market by the FDA for certain non-coronary applications. The Company developed prototypes during the fourth quarter of 1991 and, based on feedback from potential users of the Evert-O-Cath(TM), the prototypes were modified to better satisfy medical needs. The Company received clearance from the FDA to market the Evert-O-Cath(TM) commercially in July 1994. The Company is developing a therapeutic version of the Evert-O-Cath(TM) for angioplasty applications and expects that mechanical, animal and human testing and follow-up will be required under an IDE to support the filing of a premarket approval application with respect to that version of the Evert-O-Cath(TM) (see previous discussion under "General"). In the second quarter of 1993, the Company completed mechanical testing and in the first quarter 1994 completed animal testing of the therapeutic version of the Evert-O-Cath(TM).

  The heart pumps preliminarily developed by the Company would require extensive evaluation prior to use on humans. These proposed products would ultimately require tests on humans under an IDE and premarket approval. Although design and preclinical engineering has been completed, the Company will not commit further significant resources to these products until such time as it secures a strategic partner to collaborate in their development and to provide the substantial funds required.

  Cathlab has ten specialty products that have all received marketing clearance via the 510(k) Notification process. The Company is currently marketing the embolectomy catheter, bi-lumen irrigation catheter, occlusion catheter, biliary gall stone removal catheter, thermodilution catheter and the angiographic/angioscopic catheter. The new Ahn Thrombectomy catheter was launched in the second quarter 1998. The Company received ISO 9001 certification in January 1998, EN46001 certification in September 1998 and successfully registered the above named products for the CE Mark.

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

  The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures which could cause serious injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against the Company, its officers or its employees. Any action by the FDA could result in disruption of the Company's operations for an undetermined time.

  In addition to the foregoing, numerous other federal and state agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a materially adverse effect upon the Company's ability to do business.

Third Party Reimbursement

  Hospitals, physicians and other healthcare providers that purchase medical devices, such as the Cathlab products, OmniCath(R), OmniStent(TM) or the Evert-O-Cath(TM) , for use in furnishing care to their patients, typically rely on third-party payers, principally Medicare, Medicaid, and private health insurance plans, to reimburse all or part of the costs or fees associated with the medical procedures performed with those devices, and/or of the costs of acquiring those devices. Cost control measures adopted by third-party payers in recent years, including the Medicare prospective payment system for inpatient hospital patients, and reductions in Medicare payments for hospital outpatient services and capital costs, have had and may continue to have a significant effect on the purchasing practices of many providers, generally causing them to be more selective in the purchase of medical devices. Limitations may be imposed upon the conditions for which procedures may be performed or on the cost of procedures for which third-party reimbursement is available, which may adversely affect the market for the Company's products. In addition, if competing devices or procedures are available, choices may be made on the basis of price. While the Company cannot predict the cost of its devices, the procedures to be performed with its products, or the relative cost and efficacy of competing products or procedures, changes in third-party payer reimbursement practices regarding the procedures performed with medical devices sold by the Company may adversely affect the Company's financial position, results of operations, and cash flows.

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

  While a limited number of national coverage decisions are made by HCFA, the determination of whether a procedure satisfies these standards generally is made regionally by the Medicare carrier or intermediary which processes claims for reimbursement within that carrier's or intermediary's jurisdiction. The Company has not requested a national coverage decision with respect to procedures to be performed using the OmniCath(R), the OmniStent(TM) or the Evert-O-Cath(TM) because procedures utilizing other catheter products currently are covered by Medicare. Unavailability of third-party coverage or inadequacy of third-party reimbursement for procedures using the OmniCath(R), the OmniStent(TM) or the Evert-O-Cath(TM) could adversely affect the Company's ability to market those products.

  The Company is unable to predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to the Company's business or the healthcare industry, including third-party coverage and reimbursement, or what effect any such legislation or regulation may have on the Company.

Manufacturing

  The manufacturing facility received ISO 9001 certification on January 12, 1998. ISO (International Standards Organization) is an international federation of national normalization organizations representing approximately 100 countries. ISO 9001 is a quality-assurance model that conforms to internationally accepted guidelines on management and system elements, and is used by companies that design, produce, inspect, test, install and service items. Certification by the Registrar significantly validates a company's commitment to product quality and customer service. To expand international activities, the Company contracted with a large European Notified Body to obtain the CE Mark for certification of product quality for its entire product line. The European Commission currently requires CE Marking for many products sold in the European marketplace. On September 7, 1998 the Company received the CE Mark for its balloon catheters along with certification to EN46001. On November 17, 1999 the Company received the CE Mark for the OmniCath(R).

  On March 26, 1999, the Company entered into a strategic manufacturing alliance with MRI and relocated its manufacturing facility to Tucson, Arizona from Irvine, California. The facility is managed and operated by MRI. Cathlab has ten FDA and seven CE Mark approved balloon catheters that are used primarily in vascular surgery for the removal of embolus (blood clots). Seven of the catheters are currently being marketed in domestic and international markets. The Company's newest product, the Ahn Thrombectomy catheter, a dual balloon catheter with a safety balloon, was launched in the second quarter 1998.

  Cathlab's catheters utilize a patented one-piece balloon design that eliminates glue and ties, thereby permitting superior smoothness and thereby preventing the possibility of balloon dislodgement. Cathlab's strategic partner, MRI, is currently producing 35,000 embolectomy, thrombectomy (dual balloon), bi-lumen irrigation, occlusion, angioscopy, biliary and cardiac output catheters of advanced silicone technology. MRI has the capacity to manufacture approximately 100,000 balloon catheters annually. In addition, the Company has sufficient inventory of the OmniCath(R) for a product launch in international markets and for U.S. clinical trials. The Company is in discussions with numerous companies to manufacture the OmniCath(R) and anticipates selecting a manufacturing partner in the second quarter of 2000 with production to begin third quarter of 2000.

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

Research and Development

  As a result of the MRI strategic alliance, all research and development for silicone balloon catheters will be conducted in MRI's Tucson facility utilizing the Company's ISO 9001and CE Mark specifications. Research and development activities for other products will be subcontracted to outside development organizations under the Company's oversight. The Company's OmniFilter was licensed to IntraTherapeutics, Inc. for development and marketing. This joint cooperation utilizing strategic alliances will ensure accelerated development and commercialization of the Company's proprietary technologies.

  The Company's research and development efforts in interventional cardiology are aimed at increasing the convenience, ease and speed for use of percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal angioplasty ("PTA") devices (including balloon and atherectomy catheters) while expanding the clinical applications for which PTCA and PTA are appropriate. The development of superior PTCA and PTA catheters requires the resolution of several conflicting performance parameters, including catheter profile (diameter), trackability (the ability to follow the paths of tortuous arteries) and pushability (the ability to push through tight strictures). Meeting these conflicting objectives requires expertise in a number of technical disciplines that the Company must develop and retain internally. Research and development expenses for the fiscal years ended December 31, 1999, 1998, and 1997 were $122,681, $471,724, and $648,049, respectively, nearly all of which was applied to the development of the OmniCath(R), OmniStent(TM) and OmniFilter. Research and development expenses decreased 74.0% and 27.2% in 1999 and 1998, respectively. Research and development efforts for the foreseeable future will be focused on the Company's core technologies, which include balloon catheters, OmniCath(R), OmniStent(TM), OmniFilter and Evert-O-Cath(TM) drug delivery system. The Company anticipates that research and development expenses will increase as products approach commercial viability and may be funded by increased revenue generated through Cathlab Division sales, from the sale of ancillary technology or through joint development agreements with strategic partners. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

  The Company has entered into agreements with various persons and entities to conduct contract research and development and for the provision of consulting services. These consultants are paid consulting fees plus out-of-pocket expenses associated with their consulting efforts.

Patents and Proprietary Information

  The medical device industry traditionally has placed considerable importance on obtaining and maintaining patents and trade secret protection for significant new technologies, products and processes. The Company pursues a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in its proprietary devices. The Company has been issued six U.S. patents relating to atherectomy catheters and two relating to cardiac-assist pumps, and the Company has a 50% interest in two other U.S. patents relating to cardiac-assist pumps. The Company has received two patents on the OmniStent(TM) and a notice of allowance and it also has one patent on the spinal dissector. In addition, the Company received a patent on its stent delivery system. The Company also received an international patent for its stent technologies. The Company has applications pending for additional U.S. patents and foreign patents relating to the OmniCath(R) and OmniStent(TM), and has foreign applications pending with respect to the cardiac-assist pumps.

  The U.S. patents currently have terms expiring at various dates from 2001 to 2015, with the earliest of the current patents relating to the OmniCath(R) expiring in 2008. The foreign patents expire on various dates commencing in 2009. As the Company develops modifications or improvements of existing methods or products or develops new products or processes, it will seek additional patents. Although there can be no assurances, the Company believes that the patented aspects of its products enhance the functionality of its products and suitability for their intended purposes which, in turn, may increase their likelihood of commercial acceptance. The patents may limit, to some extent, the ability of others to develop competing products.

  In connection with the Company's acquisition of Cathlab Corporation in 1992, the Company is now the owner of rights relating to two United States patents concerning the method of attaching the balloon to the catheter, as well as owning patent rights relating to the same process in the United Kingdom, Germany, Mexico, France, Italy and Spain. Various foreign patent applications relating to the same process are pending.

  Lawrence M. Hoffman, currently a director and stockholder of the Company and formerly a Vice President, is a limited partner of Aberlyn Capital Management Limited Partnership ("Aberlyn") and is an officer, director and stockholder of Aberlyn Capital Management, Inc., the general partner of Aberlyn. Effective December 31, 1992, Aberlyn, acting as agent for BioQuest - A, and the Company entered into a Patent Assignment and License Agreement (the "Patent and License Agreement") pursuant to which the Company assigned patents owned by Cathlab (the "Cathlab Patents") to Aberlyn in return for $500,000. The Cathlab Patents were exclusively licensed back to the Company for three years for a monthly license fee of $16,355, after which Aberlyn was required to reassign the Cathlab Patents to the Company in exchange for $50,000. Under its terms, if the Company declined to purchase the Cathlab Patents, the Patent and License Agreement would automatically be extended for an additional nine months for a monthly license fee of $17,099, after which the Cathlab Patents would automatically revert back to the Company.

  Aberlyn and the Company entered into an equipment lease effective May 13, 1993 (the "Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $205,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $6,706, after which Aberlyn was required to return the equipment to the Company in exchange for $20,500. Under the terms, if the Company opted not to purchase the equipment, the Equipment Lease would automatically be extended for an additional three months for a monthly payment of $7,011, after which the equipment would automatically revert back to the Company.

  Effective August 13, 1993, the Company and Aberlyn entered into an additional equipment lease (the "Second Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $100,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $3,271, after which Aberlyn was required to return the equipment to the Company in exchange for $10,000. If the Company declined to purchase the equipment, the term of the Second Equipment Lease was to be automatically extended for an additional three months for a monthly payment of $3,420, after which the equipment would automatically revert back to the Company.

  The Company and Aberlyn entered into an agreement effective March 28, 1994 whereby the terms of the Patent and License Agreement, the Equipment Lease and the Second Equipment Lease (the "Leases") were modified. The payment terms of the license fee pursuant to the Patent and License Agreement were revised to semiannual payments of $97,445 and the payment terms of the Equipment Lease and the Second Equipment Lease were similarly revised to semiannual payments of $39,100 and $20,281, respectively. In consideration to Aberlyn for making these modifications, the Company issued warrants to Aberlyn to purchase 150,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable over a five-year period. On May 28, 1996, Aberlyn and the Company reached an agreement to restructure the Leases which resulted in a revised schedule of lease payments over a twenty-four month period, with the initial payment commencing on June 1, 1996. The payments were based on an outstanding principal amount of approximately $500,000 and total accrued interest of approximately $148,000. In addition, 115,000 shares of common stock were issued in payment of consulting fees, investment banking service fees and miscellaneous expenses totaling $115,728.

  Effective November 1, 1997, the Company and Aberlyn entered into further modification agreements of the Leases, which revised the schedule of lease payments and extended the maturity date to October 1, 1998. Since May 5, 1999 Aberlyn has no longer been the agent for BioQuest - A. BioQuest - A's fund is now being managed by its supervisory board of directors, which has engaged Berwick Group, Inc. to service the leases. Neither

BioQuest - A nor Berwick Group, Inc. are affiliated with the Company. The Company currently is seeking to restructure the leases.

  The Company believes that its future success does not depend solely upon patents, but additionally depends, to a significant extent, upon the technical competence and creative skills of its personnel, the execution of its strategic plan and on its significant unpatented proprietary technology. The Company has no knowledge that it is infringing any existing patent such that it would be liable for material damages or prevented from manufacturing or marketing its planned products. However, competitors continue to obtain new patents and to file applications to modify or expand claims of existing patents that could lead to possible conflict with the Company's products or proposed products.

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


Competition

  Competition in the biomedical industry is intense. Cathlab's catheters compete directly with similar products sold by a number of companies including Baxter, Applied Vascular and Ideas for Medicine. There can be no assurance that these products will be able to obtain or maintain a sizable market share, if any. There are many companies and academic institutions that are capable of developing products of similar design, and that have developed or are capable of developing products based on other technologies, that are or may be competitive with the Company's current and proposed products. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than the Company, and have established reputations for success in the development, sale and service of products. These companies and academic institutions may succeed in developing competing products that are more effective than those of the Company or that receive FDA approval more quickly than the Company's products. The Company's ability to compete will be dependent upon its ability to get products approved by regulatory authorities and introduced to the market, including the arrangement of a distribution network, and to provide products with advanced performance features, none of which can be assured.

  In addition to competition from other atherectomy devices, other angioplasty modalities, such as lasers, thermal systems (e.g. hot-tip, hot-balloon, and spark ablation), disruptive devices (e.g., ultrasonic angioplasty), and stents may provide competition to the OmniCath(R) and the OmniStent(TM). The current atherectomy devices anticipated to be competitive to the OmniCath(R) include the Simpson Atherocath (Devices for Vascular Intervention, Inc., a division of Eli Lilly, Inc.), the Transluminal Extraction Catheter, or "TEC" device (InterVentional Technologies, Inc.), the Auth Rotablator (Heart Technology, Inc.), and the Kensey Catheter (Theratek International, Inc., a division of Dow Corning Wright, a subsidiary of Dow Corning Corp.). If the product receives regulatory approval on a timely basis, the Company believes the OmniCath(R)'s competitive position will be enhanced by its closed aspiration system (which eliminates down-stream debris), low cost disposability, microangioscope capability, and conventional guidewire capability, as well as by the positioning of its side-window which allows the rotating blade to shave plaque from inside the catheter as opposed to from the tip of the catheter. Competition to the Company's OmniStent(TM) is expected to come from Johnson & Johnson, which had its Palmaz-Schatz Stent approved by the FDA in 1994, the Cook Gianturco, from Medtronic's Wiktor Stent, and from Schneider's Wallstent, neither of which has obtained full FDA approval.

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

Employees

  As of March 1, 2000, the Company had 5 full-time employees, 1 in sales and marketing, 1 in manufacturing and quality control and 3 in corporate management and administration. None of the Company's employees are represented by labor
unions.   On April 30, 1999 the Company relocated its manufacturing operation to
Arizona and closed the California manufacturing facility. MRI staffs and manages the Company's balloon catheter technologies and equipment in the Tucson Arizona facility.

ITEM 2. PROPERTIES

  The Company leases approximately 2,400 square feet of space at 10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas, which houses its corporate headquarters. The three-year lease commenced June 1, 1997. The Company believes that this facility is adequate for its operations during the remaining term of the lease.

  The Company relocated its manufacturing facility on April 30, 1999 to its strategic manufacturing partner's facility in Tucson, Arizona. The Company's strategic manufacturing partner, MRI, staffs and manages the facility and will manufacture the Company's products under a licensing agreement.

ITEM 3. LEGAL PROCEEDINGS

  In May 1997, a former Chairman and Chief Scientific Officer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The court-mandated mediation conference in February 1998 did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company. The Company agreed to give the plaintiff an agreed judgment totaling $400,000, which was executable after February 15, 1999, with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plantiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion, the security interest in the OmniFilter may be moved to the stent patent, with the same stipulation as to subordination. The judgment was paid and a release filed in April 1999. The plaintiff has now filed suit claiming that the Company anticipatorily breached the agreement to pay licensing revenues. The Company has filed a response denying the claim. Royalty expense in the amount of $50,000 has been accrued as of September 30, 1999.

  In August 1997, an individual who formerly was Chief Financial Officer, Secretary and Treasurer and director of the Company filed a lawsuit in the State District Court of Harris County, Texas alleging breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Board of the Company and seeking specific performance and monetary damages of approximately $307,000. On August 24, 1998 the parties reached a settlement through mediation. The Company agreed to (a) pay $2,800 in cash in 45 days; (b) issue at no cost the plaintiff's stock options to purchase 150,000 shares of common stock at an exercise price of $0.6875; and (c) execute an agreed judgment in the amount of $85,000 at 10% interest payable November 1, 1999. The judgment was amended to include the guaranteed value shortage in the amount of $70,173 for a total of $155,173.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of stockholders (the "Annual Meeting") on December 15, 1999. The stockholders of record on October 26, 1999 were entitled to vote at the meeting. The following directors were elected to serve until the next Annual Meeting or until their successors are duly elected and qualified:


                                              For            Withheld
Steven B. Rash..........................   32,654,659       2,326,582
Lawrence M. Hoffman.....................   32,982,609       1,998,632
Marshall Kerr...........................   33,252,559       1,728,682
Justine B. Corday.......................   33,280,259       1,700,982
David C. Arnold.........................   33,305,259       1,675,982

  The following proposals were approved:

                                                                 FOR                 AGAINST               ABSTAIN
Amendment to the Company's Amended and Restated
Certificate of Incorporation to effect a one-for-30
reverse stock split of the Company's common stock....        23,870,572            11,032,211                78,458

Amendment to the Company's Amended and Restated
Certificate of Incorporation to increase the number
of authorized shares of common stock from 50,000,000
to 200,000,000 if the one-for-30 reverse stock split
is not approved by the stockholders..................        30,955,620             3,605,786               419,835

The Company's 1999 Stock Incentive Plan, under which
options for up to 5,000,000 shares of common stock
may be issued to key employees, directors and
consultants of the Company and its subsidiaries......        13,050,394             5,197,462               305,783

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

                                                   COMMON STOCK
                                                   ------------
                                               High              Low
                                            ---------------------------
YEAR ENDING DECEMBER 31, 1998
  First Quarter............................ $0.82000           $0.31000
  Second Quarter...........................  0.95000            0.50000
  Third Quarter............................  0.58000            0.27000
  Fourth Quarter...........................  0.30000            0.16000

Year Ending December 31, 1999
  First Quarter............................  0.23500            0.11000
  Second Quarter...........................  0.18500            0.13250
  Third Quarter............................  0.14000            0.09000
  Fourth Quarter...........................  0.20000            0.06500

  As of December 15, 1999 there were 341 holders of record and approximately 4,200 additional beneficial shareholders of the Company's common stock. The closing Inter-dealer prices for the Company's common stock on March 3, 2000 was $0.37.

  To date the Company has not paid any dividends on its common stock. The payment of future dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements and financial condition, as well as, other relevant factors. The Company does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

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

Selected Operating Statement Data:

                                                                                                                       INCEPTION,
                                      FISCAL YEAR     FISCAL YEAR     FISCAL YEAR     FISCAL YEAR      FISCAL YEAR   SEPT. 4, 1984
                                         ENDED           ENDED           ENDED           ENDED            ENDED            TO
                                     DEC. 31, 1999   DEC. 31, 1998   DEC. 31, 1997   DEC. 31, 1996    DEC. 31, 1995  DEC. 31, 1999
                                     -------------   -------------   -------------   -------------    -------------  -------------
Sales, net.........................    $   356,503     $   550,717     $   545,473     $   579,533     $   660,770    $  4,767,340
Cost of sales......................       (324,275)       (546,409)       (482,360)       (420,838)       (649,355)     (4,585,950)
Interest income....................             94           2,429          44,200           4,252           7,239         156,457
Other income (expense).............        168,987         (36,499)         25,766        (114,762)      1,561,203       2,075,038
Interest expense...................       (296,325)       (144,774)       (183,538)       (313,914)       (276,688      (3,320,075)
Research & development.............       (122,681)       (471,724)       (648,049)       (640,792)       (537,962      (8,492,447)
Selling, general & administrative..     (1,694,635)     (1,983,824)     (2,075,695)     (1,718,595)     (2,169,591)    (21,211,089)
Distributor settlement.............             --              --              --              --              --      (1,080,915)
Net loss...........................     (1,912,332)     (2,630,084)     (2,774,203)     (2,625,116)     (1,404,384)    (31,691,641)
Less preferred stock dividends.....                       (170,031)             --      (1,183,413)             --      (1,353,444)
                                       -----------     -----------     -----------     -----------     -----------    ------------
Net loss available to common
 shareholders......................    $(1,912,332)    $(2,800,115)    $(2,774,203)    $(3,808,529)    $(1,404,384)   $(33,045,085)
                                       ===========     ===========     ===========     ===========     ===========    ============
Net loss per common share..........         $(0.05)         $(0.11)         $(0.18)         $(0.34)         $(0.15)
                                       ===========     ===========     ===========     ===========     ===========
Average number of common
  shares outstanding...............     39,206,257      26,302,790      15,528,231      11,310,592       9,362,198
                                       ===========     ===========     ===========     ===========     ===========

__________
(1) Other income in December 31, 1995 includes $1,000,000 forfeited escrow deposit received from U.S. Surgical Corporation and sale of OmniCath((R)) EPO patent to Guerbet.


Selected Balance Sheet Data:

                                                                                         December 31
                                                          ------------------------------------------------------------------------
                                                              1999           1998           1997           1996           1995
                                                          ------------   ------------   ------------   ------------   ------------
Working capital (deficit).............................    $ (2,824,717)  $ (1,852,718)  $   (627,151)  $   (256,206)  $ (3,827,287)
Total assets..........................................       1,085,452      1,615,469      1,945,056      3,069,151      1,883,278
Long-term debt, net of current maturities.............              --         29,928         71,855        110,472             --
Capital lease obligations, net of current maturities..             179          2,274             --        302,766          7,095
Total liabilities.....................................       4,246,198      2,817,701      1,847,905      2,940,556      4,685,133
Preferred stock.......................................              23             42              2              3             --
Deficit accumulated during the development stage......     (31,691,641)   (29,779,309)   (27,149,225)   (24,375,022)   (21,749,906)
Total stockholders' equity (deficit)..................      (3,160,746)    (1,202,232)        97,151        128,595     (2,801,855)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The Company is in the development stage and has had limited operating revenues since its inception on September 4, 1984. From its inception through December 31, 1999, the Company had an accumulated deficit of $31,691,641. During 1999, the Company focused its efforts on raising capital and forming strategic alliances. On March 26, 1999, the Company entered into an exclusive license agreement with MRI for its Cathlab(R) patents. Pursuant to the license agreement, the Company relocated its manufacturing facility to MRI's facility in Tucson, Arizona. MRI staffs and manages the facility and manufactures the Company's cardiovascular products under the licensing agreement. This action resulted in the Company saving approximately $480,000 during 1999 in operating, production and engineering costs and will lead to additional revenue opportunities. As a result of the Company's decision to relocate its manufacturing facility and form a strategic manufacturing alliance with MRI, manufacturing backlogs have been temporarily created. These backlogs continued through the end of 1999 as the Arizona manufacturing facility completes the manufacturing start-up phase. Production problems were encountered during the start-up phase and process validations related to the CE Marking process, which resulted in production being approximately 60 - 90 days behind schedule. Production levels are increasing and full-scale production is expected to commence during the second quarter of 2000.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

  During the year ended December 31, 1999, the Company's net sales decreased 35.3% to $356,503 compared to net sales of $550,717 for the same period in 1998. Year to date domestic sales decreased 30.8% to $172,517 from $249,397, while foreign export net sales decreased 39.0% for the year to $183,986 from $301,320. Sales decreased primarily due to the manufacturing backlogs created by the relocation of the manufacturing facility and the associated problems with the start-up phase and process validations incurred by MRI.

  Cost of sales represented 91.0% and 99.2% of net sales for the years ended 1999 and 1998, respectively. The higher percentage in 1998 is due primarily to the cost of implementing ISO 9001 and CE Marking procedures as well as start-up costs associated with the OEM contracts and the Ahn thrombectomy catheter launch. In addition, during 1999 the Company sold fewer samples to distributors for use in training at reduced prices and has decreased sales of products whose gross margins are lower than the majority of its existing products.

  Selling, general and administrative expenses decreased 14.6% to $1,694,635 during 1999, compared to $1,983,824 in 1998. Selling expenses decreased 17.6% to $210,072 as compared to $255,072 for 1998, while general and administrative expenses decreased 14.1% to $1,484,563 as compared to $1,728,752 in 1998. Approximately $17,000 fewer samples were distributed at no charge in 1999 and expenses related to trade shows, exhibits and promotional materials decreased approximately $19,000. Administrative personnel costs increased approximately $78,000 in 1999. However, adjusting for the 1998 reduction of approximately $111,000 related to a favorable settlement of a lawsuit that reduced salary and related compensation expense, administrative personnel costs actually $33,000. Consulting expenses related to the CE Mark, investor relations, and investment banking, decreased approximately $168,000. Facility and equipment expenses decreased approximately $61,000. Legal and accounting fees decreased $77,000 and insurance premiums decreased $31,000.

  Research and development expenses totaled $122,681 during 1999, a decrease of
74.0% from the 1998 total of $471,724.   Most research and development
activities have been significantly reduced until the Company receives funding to ensure that, once initiated, projects can be completed as scheduled. It is anticipated that research and development expenses will increase once funding is received and the Company focuses on development of its OmniFilter and expanded Phase II OmniCath(R) clinical trials. As the OmniCath(R) Peripheral Atherectomy and A-V Fistula catheters proceed through clinical trials, management estimates that the market is approximately $250 million for both uses of this device. The market for the OmniFilter is estimated by management to be $500 million.

  Interest expense increased 104.7% to $296,325 for 1999, compared to $144,774 for 1998, due to the increase during 1999 of approximately $100,000 in notes payable and the issuance of convertible debentures totaling $700,000.

  Other income for 1999 includes $40,000 amortization of the license fee received from Wright Medical Technologies, Inc. for the spinal dissector transaction in 1994, $150,000 amortization of the license fee received from IntraTherapeutics for the OmniFilter, $16,667 for the license fee received from MRI for use of the Cathlab patents, and approximately $29,000 net loss on furniture and equipment sold or abandoned when the California plant was closed April 30, 1999.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

  During the year ended December 31, 1998, the Company's net sales increased 1.0% to $550,717 compared to net sales of $545,473 for the same period in 1997. Year to date domestic sales increased 32.4% to $249,397 from $188,391, while foreign export net sales decreased 15.6% for the year to $301,320 from $357,082. Foreign export sales decreased primarily due to the requirement by the European Union that all medical device products sold in the European Union after mid-June 1998 must bear the CE Mark. The Company received CE Mark certification in September 1998 resulting in interrupted sales to our European distributors for appoximately four months. Revenues for other services and projects for the year ended 1998, which are included in domestic sales, increased to $119,857 from $40,083 or 199.0% compared to the same period in 1997. This is primarily attributable to Original Equipment Manufacturing ("OEM") contracts.

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

  Selling, general and administrative expenses decreased 4.4% to $1,983,824 during 1998, compared to $2,075,695 in 1997. Selling expenses increased 41.7% to $255,072 as compared to $180,057 for 1997, while general and administrative expenses decreased 8.8% to $1,728,753 as compared to $1,895,638 in 1997. Sales and marketing personnel expenses increased approximately $25,000, sales-related travel increased approximately $35,400 and approximately $22,000 more samples were distributed at no charge in 1998. Administrative personnel costs decreased approximately $185,000 due to several factors. Salary and related compensation expense was reduced because of a favorable settlement of a lawsuit, approximately $34,000 was reclassified to cost of goods sold and changes in staff during 1998. Expenses related to the CE Mark and to ISO 9001 increased by approximately $75,000 during 1998 as compared to 1997. In addition, the Company incurred substantial legal and accounting fees related to ongoing litigation and SEC filings required by the Series D and Series E agreements.

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

Liquidity and Capital Resources

  During 1999 the Company raised equity capital via private placements and continues to convert trade debt to common stock to improve the Company's financial position and cash flows. The Company had a working capital deficiency as of December 31, 1999 of $2,824,717, and cash and cash equivalents of $12,322 compared to a deficiency of $1,852,718 and cash and cash equivalents of $36,463 as of December 31, 1998.

  The net cash used by operating activities of $615,680 for 1999 was approximately $970,000 less than during the same period in 1998. This is due in part to the relocation of the manufacturing facility. On March 26, 1999, the Company entered into an exclusive license agreement with MRI for its Cathlab(R) patents. Pursuant to such license agreement, the Company relocated its manufacturing facility to MRI's facility in Tucson, Arizona. MRI staffs and manages the facility and manufactures the Company's Cathlab and balloon cardiovascular products under the licensing agreement. The Company saved approximately $480,000 during 1999 in operating, production and engineering costs. This license agreement provides for a one-time license fee in the amount of $25,000. In addition, MRI shall pay a royalty interest on the net amount received from all sales to their customers under the licensing agreement that utilize the Company's proprietary technology.

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

  In addition, because of cash shortages the Company has increased payment time to vendors from 30 - 45 days to 90 - 120 days. Purchases were also reduced and lead time decreased.

  Cash flows of $4,511 were provided by investing activities in 1999, as compared to cash used by investing activities of $ 37,459 and $185,046 in 1998 and 1997, respectively. In 1999 and 1998 capital expenditures were reduced pending additional funding; capital expenditures were $316, $35,161, and $142,206 in 1999, 1998 and 1997, respectively. The sale of equipment provided total cash of $18,010, 26,000 and $1,516 in 1999, 1998 and 1997, respectively.
During 1997 the Company purchased additional computers, accounting software upgrades, manufacturing equipment and molds. The vendor upgrades made to each of the Company's computer-based applications accommodated the millenium change. In addition, the Company continues to invest in the development and maintenance of its patents as evidenced by the expenditure of $13,183, $28,298, and $44,356 for the years ended December 31, 1999, 1998, and 1997, respectively. Since inception, the Company has expended $522,825 on internally developed patents.

  Cash flows of $587,028, $1,579,758, and $1,371,414, were provided by financing activities for the years ended December 31, 1999, 1998, and 1997, respectively. Since inception, financing activities have provided net cash of $22,683,066. Financing activities consist of proceeds from and repayments of notes, capital lease obligations and repayments, proceeds from the sale of debentures, preferred stock, common stock, warrants and options, offering and financing costs, cash dividends on preferred stock and the acquisition of treasury stock. During 1999, the issuance of convertible debentures provided funds totaling $700,000 less $77,500 in offering costs.

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

  The Company has a right to redeem all or a portion of the Debenture at any time prior to receiving a notice of conversion. The cash redemption amount shall be equal to 125% of the face amount to be redeemed.

  Pursuant to Secured Convertible Debenture Purchase Agreement dated September 30, 1999, (the "Purchase Agreement"), the Company issued an aggregate of $300,000 of its 13% Secured Convertible Debentures due April 1, 2000 (the "2000 Debentures") to AJW Partners, LLC, New Millenium Capital Partners, LLC and Bank de Insinger in order to raise additional funds for working capital purposes.
The Company also entered into a Registration Rights Agreement with the holders of the 2000 Debentures whereby the Company agreed to register for resale under the Securities Act of 1933, as amended, the shares of common stock issuable upon conversion of the 2000 Debentures and shares issuable upon exercise of certain warrants issued in connection therewith (the "Warrants"). Offering costs of $30,000 excluding legal fees were incurred in the transactions. Interest on the 2000 Debentures is payable quarterly. As additional consideration, the Company issued warrants to purchase a total of 100,000 shares of common stock at an exercise price of $0.13 which is equal to 130% of the average per share market values for the five days preceding the closing date. These debentures are part of the $10 million financing that the Company has engaged The NIR Group to structure. However, there can be no assurance that additional capital will be secured pursuant to this arrangement.

  The 2000 Debentures are convertible into common stock. The number of shares issuable upon such conversion shall be equal to the outstanding principal to be converted, plus accrued and unpaid interest thereon, divided by 60% of the average bid price during the twenty trading days immediately prior to such conversion or $0.125, whichever is lower. The conversion price is subject to adjustment under certain circumstances. The Company has the option to prepay the 2000 Debentures upon prior notice.

  In March 1997 the Company raised $2.5 million capital pursuant to an offering of the Company's equity securities. Offering costs of $287,590 were paid from the proceeds of this transaction.

  Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases, which revised the schedule of lease payments and extended the maturity date to October 1, 1998. The Company is negotiating a restructure agreement to include all of its patents and equipment in a sale/leaseback arrangement.

  In June 1996, the Company executed an installment note payable to a vendor in the amount of $157,263, payable in monthly installments of $3,858 including interest, beginning September 1, 1996 and maturing August 1, 2000. The note bears interest at 8.25% per year and is uncollateralized. The Company is currently in arrears. Under terms of the note agreement, the vendor can elect to impose an interest rate of 18%. As of March 1, 2000 the vendor has not made this election.

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

  The Company requires significant additional funds to enable it to complete development and, subject to obtaining required regulatory approvals, commercialization of the OmniCath(R) for peripheral and A-V fistula use, to enter into marketing and distribution arrangements for the OmniCath(R) to commence and continue the development of other products which include the OmniStent(TM), Evert-O-Cath(TM) and other products as well as product enhancements to its existing 100%-silicone balloon catheters, the OmniCath(R), Evert-O-Cath(TM) and OmniStent(TM) and to expand its manufacturing and distribution abilities with respect to the Cathlab products. Research and development expenditures for 2000, including amounts for clinical affairs, are expected to be approximately $1.2 million. If the Company experiences delays in the introduction, manufacturing or sale of the OmniCath(R), or if the OmniCath(R) does not achieve market acceptance for any reason, substantial additional financing may be required by the Company to continue its operations, and to improve, complete the development of, obtain regulatory approvals for, and manufacture or market products. The Company receives some revenues and expects to continue to receive revenues from the sale of Cathlab's products. The Company anticipates that Cathlab's revenues should increase during 2000, however, this increase will not be sufficient to satisfy the Company's funding needs.

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

Subsequent Events
  During the first quarter of 2000, additional funds of $300,000 less offering costs of $30,000 were received from the issuance of additional 2000 Debentures. However, there can be no assurance that additional capital will be secured pursuant to this arrangement.

  On March 14, 2000 the board of Directors appointed Justine B. Corday as Chairman and Interim Chief Executive Officer and Marshall Kerr as President and Chief Operating Officer, replacing Steven B. Rash.

  Previously, David C. Arnold had resigned as Director of the Company, citing personal commitments and time restraints as his reason for resigning. The Company's Controller, Colene Blankinship, resigned effective March 31, 2000 to pursue other opportunities, but will remain as Corporate Secretary. Their resignations were not caused by any disagreement involving company policies and operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information pertaining to fiscal year 1999 directors and executive officers of the Company:

         Name                     Age              Position
         ----                     ---              --------
Steven B. Rash..................   52   President and Chief Executive Officer
                                        Chairman of the Board
Marshall Kerr...................   49   Vice President, Sales & Marketing
Lawrence M. Hoffman.............   56   Director
Justine B. Corday...............   52   Director
Colene Blankinship..............   50   Controller, Chief Accounting Officer
                                        Secretary and Treasurer

  STEVEN B. RASH has served as President, Chief Executive Officer and director of the Company since July 15, 1995. Mr. Rash was appointed Chairman of the Board on February 4, 1997. He served in these positions until March 14, 2000. From 1994 until June 1995, Mr. Rash served as Vice President of Operations of Blue Rhino Corporation, an industrial products manufacturer. From 1992 to 1994, Mr. Rash served as President of the Technical Services Division of the Maxum Health Corporation, a company engaged in providing mobile MRI services. From 1989 to 1992, Mr. Rash served as the President of Intex Medical Technologies, Inc., a medical equipment manufacturer. Previously, Mr. Rash held various positions with BOC Group, PLC, an international manufacturer of industrial gases and healthcare products and services. Mr. Rash has an MBA from Southern Illinois University and served for four years in the U.S. Army, where he reached the rank of Captain.

  MARSHALL KERR joined the Company October 10, 1997 as a sales consultant, was appointed Vice President, Sales and Marketing December 15, 1997, and was elected a Director in December 1999. Effective March 14, 2000, he became Chief Operating Officer and replaced Mr. Rash as President. From 1996 to 1997 Mr. Kerr served as Vice President, Sales and Marketing at US Medical Instruments, Inc., a manufacturer of disposable medical products where he established and directed both the domestic and international sales forces. He served as Vice President Sales with ICU Medical, Inc. from 1993 to 1996 where he directed their national sales efforts and reconstructed its distribution network. Prior to ICU Medical Inc. Mr. Kerr was Executive Vice President of Professional Hospital Supply from 1985 to 1993.

  LAWRENCE M. HOFFMAN has served as a Director of the Company since April 1991 and as Vice President of Corporate Relations from July 1990 to December 1991, when he was appointed Vice President of Business Development, a position he held until June 28, 1995. From March 28, 1995 until June 28, 1995, Mr. Hoffman served as the interim Treasurer. Mr. Hoffman is also President and Chief Executive Officer of Aberlyn Group, Inc., a financial consulting firm that he founded in 1989. Prior to founding Aberlyn Group, Inc., Mr. Hoffman was employed as Director of Corporate Finance at Monmouth Investments, a New Jersey-based securities brokerage firm. From January 1986 to May 1988, Mr. Hoffman served as Chairman of Nicholas, Lawrence & Co., a securities brokerage firm specializing in institutional trading and biotechnology companies. Mr. Hoffman has a B.S. in Economics from New York University.

  JUSTINE B. CORDAY joined the Company as director in December 1999 and replaced Mr. Rash as Chairman of the Board and as Interim Chief Executive Officer on March 14, 2000. Ms. Corday is Chief Executive Officer of Avera Corp., a position she has held since 1993. Avera Corp. is a privately-held company that develops, finances and operates high-technology medical services and products ventures. Previously, Ms. Corday served as an executive officer of three publicly-traded companies: Chief Operating Officer of Maxum Health Corp; President and Chief Operating Officer of Heritage Health Corporation; and Vice President of Acquisitions and Corporate Development of Comprehensive Care Corporation.

  COLENE BLANKINSHIP, CPA joined the Company February 7, 1995 as Controller and became Chief Accounting Officer in November 1995, a position she held through March 2000. She was elected Secretary/Treasurer February 4, 1997 and is currently serving the Company in that capacity. From 1992 through 1994 Mrs.

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


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established by the Securities and Exchange Commission and the Company is required to disclose any late filings or failures to file. To the Company's best knowledge all required reports for 1999 have been filed on a timely basis by reporting persons, except for Mr. Hoffman who made a late filing of a Form 4 involving the assignment of indirectly owned warrants to purchase the Company's common stock.


ITEM 11. EXECUTIVE COMPENSATION

  The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1999, for services during the fiscal years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term Compensation
                                                                   -------------------------------------------------
                      Annual Compensation                                 Awards                       Payouts
  ----------------------------------------------------------       -----------------------        ------------------
                                                       (e)
                                                       Other         (f)             (g)                       (i)
                                                      Annual      Restricted       Shares/          (h)        All
         (a)                      (c)       (d)       Compen-       Stock         Options/          LTP       Other
         Name and      (b)       Salary    Bonus      sation       Award(s)         SARs          Payouts    Compen-
  Principal Position  Year        ($)       ($)       ($)(1)         ($)             (#)            ($)      sation
  ------------------  ----       ------    -----      ------       --------       --------        -------    -------
Steven B. Rash.....   1999      165,000     __        9,600          ___             ___            ___        ___
 President, Chief     1998      165,000     __        9,600          ___             ___            ___        ___
 Executive Officer    1997      165,000     __        9,600          ___          927,000(2)(3)     ___        ___

Marshall Kerr......   1999      108,000     __        __             ___             ___            ___        ___
 Vice President,      1998      105,667     __        __             ___             ___            ___        ___
  Sales and           1997       20,000(4)  __        __             ___          400,000           ___        ___
  Marketing

__________
(1)  Cost of auto allowance.
(2) Represents options issued in connection with a three-year employment agreement, vesting on various dates during the term of the agreement. See "Employment Agreement"
(3) Includes options to purchase 27,000 shares of common stock received as director.
(4) Annual compensation of $80,000 prorated from October 1997, when Mr. Kerr began his service with the Company.

The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended December 31, 1999 by each of the named executive officers and the number and value of unexercised options held by such named executive officers as of December 31,1999.

              AGGREGATED OPTION/SAR EXERCISES IN 1999 FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES


--------------------------------------------------------------------------------
                                                Number Of             Value Of
                                           Securities Underlying    Unexercised
                                               Unexercised          in-the-Money
                                               Options/SARs          Options
                        Shares                 At Year-End          At Year-End
                     Acquired on     Value     Exercisable/        Exercisable/
     Name             Exercise      Realized   Unexercisable       Unexercisable
                        (#)           ($)          (#)                  ($)
--------------------------------------------------------------------------------
Steven B. Rash           0             0       1,527,000/0              0/0
--------------------------------------------------------------------------------
Marshall Kerr            0             0         300,000/0              0/0
--------------------------------------------------------------------------------

Employment Agreements

  Steven B. Rash entered into a three-year employment agreement (the "Agreement") with the Company dated July 15, 1995. Pursuant to the Agreement, Mr. Rash was employed as President and Chief Executive Officer of the Company. The Agreement provided for a salary of $135,000 per year with annual increases plus bonuses of up to 50% and an option to purchase 600,000 shares of common stock. In 1997 the Agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year. Options to purchase an additional 900,000 shares of common stock at $.6875 per share were granted. In December 1998 the Board extended his contract to December 31, 2000. On March 14, 2000 Ms. Corday was appointed Chairman of the Board and Interim Chief Executive Officer, and Mr. Kerr was appointed President and Chief Operating Officer, replacing Mr. Rash.

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

Compensation Committee's Interlocks and Insider Participation

  Lawrence Hoffman served as the sole member of the Compensation Committee in 1999 until December 14, 1999 when the Board of Directors revised its corporate governance structure. The Board replaced the existing committees with the Corporate Governance Committee, the Corporate Finance Committee and the Corporate Strategy Committee. The Corporate Governance Committee supplants the Compensation Committee, including and expanding its role. David Arnold and Justine Corday, both outside directors of the Company, were elected to the committee on December 14, 1999. Mr. Hoffman was a consultant of the Company and is an outside director of the Company. Mr. Arnold resigned from the Board effective February 29, 2000, and on March 14, 2000 Mr. Hoffman was elected to replace Mr. Arnold on the Corporate Governance Committee.

Finance Committee

  The Corporate Finance Committee assists the Board in recommending capital formation and capitalization structures and approaches and governing other matters relating to the corporate accounting and reporting practices of the Company and the quality and integrity of the financial reports of the Company. Mr. Hoffman and Richard Serbin, a former director, served as members of the former Audit Committee that was replaced when the Board revised its governance structure on December 14, 1999. Steve Rash, Lawrence Hoffman and David Arnold were elected to the committee on December 14, 1999. Mr. Arnold resigned from the Board effective February 29, 2000, and on March 14, 2000 Ms. Corday was elected to replace Mr. Arnold on the Corporate Finance Committee.

Compensation of Directors

  It has been the Company's policy to compensate its directors only for their reasonable travel expenses in relation to in-person board meetings and stockholder meetings. Effective November 22, 1996, the directors each received an option to purchase 12,000 shares of common stock at an exercise price of $1.00 per share, to be vested November 22, 1997. For each 1997 board meeting attended, either telephonically or in person, the directors received options to purchase 2,000 shares of common stock. The Chairman of the Board received an option to purchase 15,000 shares of common stock vested upon issuance. The options are exercisable for five years at an exercise price ranging from $0.46875 to $1.3125 which equaled fair market value at the time of issuance. At December 31, 1996 no one had been elected Chairman of the Board. New officers were elected February 4, 1997 at which time Mr. Rash became Chairman. On March 14, 2000, Ms. Corday replaced him as Chairman. No compensation or options have been paid to directors since 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information, as of March 21, 2000, regarding the beneficial ownership of the common stock by (i) each person or group known to the Company to beneficially own more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) certain executive officers, individually, and (iv) all directors and officers as a group. As of March 21, 2000, the Company had issued and outstanding 45,144,859 shares of common stock.

        NAME AND ADDRESS OF          AMOUNT AND NATURE OF
        BENEFICIAL OWNER(1)       BENEFICIAL OWNERSHIP(2)(3)    PERCENT OF CLASS
--------------------------------  --------------------------    ----------------
Steven B. Rash..................              *                        *
Marshall Kerr...................           300,000 (5)                 .66%
Lawrence M. Hoffman.............           510,674 (4)                1.12%
  701 Mohican Court
  Morganville NJ
Justine B. Corday...............            21,000                     .05%
  14800 Quorum Dr, Suite 200
  Dallas, TX 75240
All Directors and Officers as a
 Group (4 persons)..............           855,674 (6)                1.87%


*As of March 14, 2000, Mr. Rash was no longer a director or executive officer of the Company and beneficially owns less than 5% of the Company.
__________

(1) Unless otherwise specified, the address of each beneficial owner is American BioMed, Inc., 10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas 77380.
(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants or other convertible securities.
(4) Includes 322,000 shares that may be acquired within 60 days upon the exercise of options by Mr. Hoffman.
(5)  These shares may be acquired upon the exercise of options.
(6) Includes 632,000 shares that may be acquired within 60 days upon the exercise of options or warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  For the period from inception, September 4, 1984, to December 31, 1999, the Company made payments for legal, engineering and consulting services and products and supplies provided by certain stockholders which amounted to $1,157,072. Of this amount, $31,250 related to December 31, 1999, and $37,500 related to each of the years ended December 31, 1998 and 1997.

  Steven B. Rash entered into a three-year employment agreement with the Company, dated as of July 15, 1995. Pursuant to the Agreement, Mr. Rash was employed as President and Chief Executive Officer of the Company. The Agreement provided for a salary of $135,000 per year with annual increases, plus bonuses of up to fifty percent, and options to purchase 600,000 shares of common stock. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year. Options to purchase an additional 900,000 shares of common stock at $.6875 per share were granted vesting equally over three years. In December 1998 the Board extended his contract to December 31, 2000. On March 14, 2000 Ms. Corday was appointed Chairman of the Board and Interim Chief Executive Officer, and Mr. Kerr was appointed President and Chief Operating Officer, replacing Mr. Rash.


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

  Lawrence M. Hoffman, currently a director and stockholder of the Company and formerly a Vice President, is a limited partner of Aberlyn Capital Management Limited Partnership ("Aberlyn") and is an officer, director and stockholder of Aberlyn Capital Management, Inc., the general partner of Aberlyn. Effective December 31, 1992, Aberlyn, acting as agent for BioQuest - A, and the Company entered into a Patent Assignment and License Agreement (the "Patent and License Agreement") pursuant to which the Company assigned patents owned by Cathlab (the "Cathlab Patents") to Aberlyn in return for $500,000. The Cathlab Patents were exclusively licensed back to the Company for three years for a monthly license fee of $16,355, after which Aberlyn was required to reassign the Cathlab Patents to the Company in exchange for $50,000. Under its terms, if the Company declined to purchase the Cathlab Patents, the Patent and License Agreement would automatically be extended for an additional nine months for a monthly license fee of $17,099, after which the Cathlab Patents would automatically revert back to the Company.

  Aberlyn and the Company entered into an equipment lease effective May 13, 1993 (the "Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $205,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $6,706, after which Aberlyn was required to return the equipment to the Company in exchange for $20,500. Under the terms, if the Company opted not to purchase the equipment, the Equipment Lease would automatically be extended for an additional three months for a monthly payment of $7,011, after which the equipment would automatically revert back to the Company.

  Effective August 13, 1993, the Company and Aberlyn entered into an additional equipment lease (the "Second Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $100,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $3,271, after which Aberlyn was required to return the equipment to the Company in exchange for $10,000. If the Company declined to purchase the equipment, the term of the Second Equipment Lease was to be automatically extended for an additional three months for a monthly payment of $3,420, after which the equipment would automatically revert back to the Company.

  The Company and Aberlyn entered into an agreement effective March 28, 1994 whereby the terms of the Patent and License Agreement, the Equipment Lease and the Second Equipment Lease (the "Leases") were modified. The payment terms of the license fee pursuant to the Patent and License Agreement were revised to semiannual payments of $97,445 and the payment terms of the Equipment Lease and the Second Equipment Lease were similarly revised to semiannual payments of $39,100 and $20,281, respectively. In consideration to Aberlyn for making these modifications, the Company issued warrants to Aberlyn to purchase 150,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable over a five-year period. On May 28, 1996, Aberlyn and the Company reached an agreement to restructure the Leases which resulted in a revised schedule of lease payments over a twenty-four month period, with the initial payment commencing on June 1, 1996. The payments were based on an outstanding principal amount of approximately $500,000 and total accrued interest of approximately $148,000. In addition, 115,000 shares of common stock were issued in payment of consulting fees, investment banking service fees and miscellaneous expenses totaling $115,728.

  Effective November 1, 1997, the Company and Aberlyn entered into further modification agreements of the Leases, which revised the schedule of lease payments and extended the maturity date to October 1, 1998. Since May 5, 1999 Aberlyn has no longer been the agent for BioQuest - A. BioQuest - A's fund is now being managed by its supervisory board of directors, which has engaged Berwick Group, Inc. to service the leases. Neither BioQuest - A nor Berwick Group, Inc. are affiliated with the Company. The Company currently is seeking to restructure the leases.

  The Company does not have a policy against employing relatives. During the year ended December 31, 1997, the Company paid salaries and wages to relatives of officers of the Company amounting to $7,797. No relatives were employed during 1998 or 1999. The terms of all the related party transactions in this section are no less favorable to the Company than could be obtained from non-affiliated parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. and d. Financial Statements and Financial Statement Schedule See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on Page F-1 herein.

  b. Reports on Form 8-K
     On March 21, 2000 the Company filed a Form 8-K regarding the change in the Company's management and the resignation of one of the Company's directors.

  c. Exhibits
   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBIT
   -------    ----------------------------------
     2.1   -- Agreement and Plan of Merger among American BioMed, Inc., ABI
              Acquisition, Inc. and Cathlab Corporation dated March 30, 1992(3)
     3.1   -- Certificate of Incorporation.(1)
     3.2   -- By-laws
     3.3   -- Certificate of Designations, Preferences and Rights of 1996 Series
              A Convertible Preferred Stock(7)
     3.4   -- Certificate of Designations, Preferences and Rights of 1996 Series
              B Convertible Preferred Stock(7)
     3.5   -- Certificate of Designations, Preferences and Rights of 1997
              Series C Convertible Preferred Stock(10)
     3.6   -- Certificate of Designations, Preferences, Limitations and Relative
              Rights of 1998 Series D Convertible Preferred Stock (12)
     3.7   -- Certificate of Designations, Preferences, Limitations and Relative
              Rights of 1998 Series E Convertible Preferred Stock (12)
     4.2   -- Specimen Common Stock Certificate (13)
   10.28   -- 1992 Stock Option Plan of the Company and forms of incentive stock option agreement and non-qualified stock option agreement(2)
   10.57   -- Patent License, Research & Development Agreement between Wright
              Medical Technology, Inc. and American BioMed, Inc.(4)
   10.69   -- Stipulation of Settlement, Scott Printing Corporation v. American
              BioMed, Inc.(6)
   10.70   -- Employment contract with Steven B. Rash(6)
   10.71   -- Purchase of Technology Agreement, Guerbet, S.A.(6)
   10.80   -- 1996 Incentive Stock Option Plan(8)
   10.81   -- Aberlyn Schedule No. 3 to Master Lease Agreement No. 0001E and
              Patent Schedule No. 2 to Patent Assignment and License Agreement
              No. 0001P, effective June 1,1996(9)
   10.82   -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the issuance and sale of common stock and 200 shares of the 1996 Series A
              Convertible Preferred Stock (10)
   10.83   -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the issuance and sale of 1,190 shares of the 1996 Series A Convertible Preferred
              Stock(10)
   10.84   -- Form of Registration Rights Agreement, dated February 20, 1996, between the Company and holders of the 1996 Series A Convertible
              Preferred Stock(10)
   10.85   -- Securities Purchase Agreement, dated November 7, 1996, between the
              Company and certain investors relating to the issuance and sale of the 1996 Series B Convertible Preferred Stock(10)
   10.86   -- Form of Registration Rights Agreement, dated November 7, 1996, between the Company and holders of the 1996 Series B Convertible
              Preferred Stock(10)
   10.87   -- Securities Purchase Agreement, dated March 21, 1997, between the
              Company and certain investors relating to the issuance and sale of the 1997 Series C Convertible Preferred Stock(10)
   10.88   -- Registration Rights Agreement, dated March 21, 1997, between the
              Company and holders of the 1997 Series C Convertible Preferred
              Stock (10)
   10.89   -- Lease Agreement dated June 19, 1997 between the Company and
              Woodlands Office Equities - '95 Limited(11)
   10.90   -- Modification Agreement -- Patent Schedule No. 002 between Aberlyn
              Capital Management Co., Inc. and the Company(11)
   10.91   -- Modification Agreement -- Lease Schedule No. 003 between Aberlyn
              Capital Management Co., Inc. and the Company(11)
   10.92   -- Employment agreement with Marshall Kerr(11)
   10.93   -- Securities Purchase Agreement, dated April 29, 1998, Series D
              Preferred and Series E Preferred Stock(12)
   10.96   -- Registration Rights Agreement of Series D Preferred and Series E
              Preferred(12)
   10.97   -- Augustine Fund, L.P. Warrant dated April 29, 1998 to purchase
              60,000 shares of Common Stock(12)
   10.98   -- 1994 Stock Option Plan of the Company (5)
   10.99   -- Securities Purchase Agreement, dated March 3, 1999, Series 1999-A,
              9% Redeemable Convertible Debentures(14)
  10.100   -- Registration Rights Agreement, dated March 3, 1999, between the
              Company and holders of the Series 1999-A, 9% Redeemable
              Convertible Debentures (14)
  10.101   -- License Agreement dated March 26, 1999 between the Company and
              Manufacturing & Research, Inc. (14)
  10.102   -- License Agreement dated April 14, 1999 between the Company and
              IntraTherapeutics, Inc. (15)
  10.103   -- Securities Purchase Agreement, dated September 30, 1999, 13%
              Secured Convertible Debentures
  10.104   -- Registration Rights Agreement, dated September 30, 1999, between the Company and holders of the 13% Secured Convertible Debentures
      21   -- Subsidiaries of the Registrant(9)
    23.1   -- Consent of Karlins, Arnold & Corbitt PC
      27   -- Financial Data Schedule


       All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

__________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 33-42472 , dated October 22, 1991.

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

(10) Incorporated by reference to the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1996.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(13) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 333-52301, dated September 11, 1998.

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                                  SIGNATURES

  Pursuant to the Requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, State of Texas, on the 30th day of March, 2000.

                                             AMERICAN BIOMED, INC.



                                             By: /s/ Justine B. Corday
                                                 ------------------------------
                                                 Justine B. Corday
                                                 Chairman of the Board and
                                                 Interim Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1933, to this registration statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Justine B. Corday       Chairman of the Board and                        March 30, 2000
--------------------------- Interim Chief Executive Officer
Justine B. Corday

/s/ Marshall Kerr           President and Chief Operating Officer            March 30, 2000
---------------------------
Marshall Kerr

/s/ Colene Blankinship      Controller, Secretary and Treasurer              March 30, 2000
--------------------------- (Principal Financial and Accounting Officer)
Colene Blankinship

/s/ Lawrence M. Hoffman     Director                                         March 30, 2000
---------------------------
Lawrence M. Hoffman


                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                       CONSOLIDATED FINANCIAL STATEMENT
SCHEDULE

                                                                                                        Page
                                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants....................................................................   F-2
Consolidated Balance Sheets at December 31, 1999 and 1998............................................   F-3 & 4
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997 and for
 the period from inception, September 4, 1984, to December 31, 1999..................................   F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from inception to December 31, 1993, for the years ended December 31, 1999, 1998, 1997, 1996, 1995 and 1994 and
 for the period from inception, September 4, 1984, to  December 31, 1999.............................   F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997, and for
 the period from inception, September 4, 1984, to December 31, 1999..................................   F-10
Notes to Consolidated Financial Statements...........................................................   F-11
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
Report of Independent Accountants....................................................................   F-33
Schedule II -- Valuation and Qualifying Accounts.....................................................   F-34

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

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
American BioMed, Inc.:

  We have audited the accompanying consolidated balance sheets of American BioMed, Inc. and Subsidiary (the "Company") (a development stage enterprise) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company for the period from inception, September 4, 1984, to December 31, 1996, were audited by other auditors whose report dated March 21, 1997 on those statements included an explanatory paragraph that described the ability of the Company to continue as a going-concern as discussed in Notes 1 and 18 to the consolidated financial statements.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American BioMed, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 18 to the consolidated financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development and developing markets for its products. Consequently, as shown in the accompanying consolidated financial statements through December 31, 1999, the Company had a cumulative loss of $31,691,641 since its inception and had a working capital deficit of $(2,824,717) at December 31, 1999. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company's continued existence is dependent upon its ability to obtain additional working capital, to develop and market its products and, ultimately, upon its ability to attain profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


KARLINS ARNOLD & CORBITT, P.C.


The Woodlands, Texas
March 14, 2000

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                                                         1999            1998
                                                                      ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents.......................................    $   12,322      $   36,463
  Accounts receivable, trade, net of allowance for doubtful
   accounts of $3,100 and $40,000 for 1999 and 1998,
   respectively...................................................       119,362         128,844
  Accounts receivable, other......................................         4,021          11,850
  Inventories.....................................................       400,797         569,209
  Other current assets............................................        32,910         146,415
                                                                      ----------      ----------
         Total current assets.....................................       569,412         892,781
Property and equipment, net.......................................        79,942         131,446
Patents, net of accumulated amortization of $974,048 and $960,862
 in 1999 and 1998, respectively...................................       125,340         145,526
Goodwill, net of accumulated amortization of $943,642 and
 $820,559  in 1999 and 1998, respectively.........................       287,194         410,277
Other assets......................................................        23,564          35,439
                                                                      ----------      ----------
         Total assets.............................................    $1,085,452      $1,615,469
                                                                      ==========      ==========



   The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                            1999             1998
                                                                        ------------     ------------
Current liabilities:
  Notes payable to stockholders and others..........................    $    706,038     $    616,309
  Current maturities of long-term debt..............................          54,804           51,881
  Current maturities of capital lease obligations...................         414,952          414,845
  Convertible debentures............................................         700,000
  Accounts payable..................................................         749,456          640,572
  Accrued liabilities...............................................         768,879        1,021,892
                                                                        ------------     ------------
         Total current liabilities..................................       3,394,129        2,745,499
Long-term debt, net of current maturities...........................                           29,928
Capital lease obligations, net of  current maturities...............             179            2,274
Deferred revenue....................................................         851,890           40,000
                                                                        ------------     ------------
         Total liabilities..........................................       4,246,198        2,817,701
                                                                        ------------     ------------
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
   Series A: Convertible preferred stock, 1,390 shares
    authorized, 683 issued and outstanding at December 31, 1998,
    $1,000 per share or $683,000 aggregate liquidation preference                                   1
   Series D: Convertible preferred stock, 60,000 shares
    authorized, 15,500 and 34,000 shares issued and
    outstanding at December 31, 1999 and 1998, respectively,
    $10 per share or $155,000 and $340,000 aggregate
    liquidation preference increasing 8% per year from date
    of issuance...............................................                    16               34
    Series E:  Convertible preferred stock, 500,000 shares
     authorized, 7,500 shares issued and outstanding at December
     31, 1999 and 1998, $10 per share or $75,000 aggregate
     liquidation preference increasing at 8% per year                                               7
     from date of issuance......................................                   7
 Common stock, $.001 par value, 50,000,000 and 25,000,000 shares authorized in 1999 and 1998 respectively, 43,054,282 and
  32,648,075 shares issued at December 31, 1999 and 1998,
  respectively......................................................          43,054           32,648
  Additional paid-in capital........................................      28,487,818       28,544,387
  Deficit accumulated during the development stage..................     (31,691,641)     (29,779,309)
                                                                        ------------     ------------
         Total stockholders' deficit................................      (3,160,746)      (1,202,232)
                                                                        ------------     ------------
         Total liabilities and stockholders' equity  (deficit)......    $  1,085,452     $  1,615,469
                                                                        ============     ============



   The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       INCEPTION
                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED     SEPTEMBER 4, 1984
                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     TO DECEMBER 31,
                                                       1999            1998            1997              1999
                                                   ------------    ------------    ------------    -----------------
Sales, net......................................    $   356,503     $   550,717     $   545,473         $  4,767,340
Cost of sales...................................       (324,275)       (546,409)       (482,360)          (4,585,950)
                                                    -----------     -----------     -----------         ------------
Gross profit....................................         32,228           4,308          63,113              181,390
                                                    -----------     -----------     -----------         ------------
Operating expenses:
  Selling, general and administrative...........     (1,694,635)     (1,983,824)     (2,075,695)         (21,211,089)
  Research and development......................       (122,681)       (471,724)       (648,049)          (8,492,447)
  Distributor settlement........................             --              --              --           (1,080,915)
                                                    -----------     -----------     -----------         ------------
                                                     (1,817,316)     (2,455,548)     (2,723,744)         (30,603,061)
                                                    -----------     -----------     -----------         ------------
          Loss from operations..................     (1,785,088)     (2,451,240)     (2,660,631)         (30,594,818)
                                                    -----------     -----------     -----------         ------------
Other income (expense):
  Interest income...............................             94           2,429          44,200              156,457
  Interest expense..............................       (296,325)       (144,774)       (183,538)          (3,320,075)
  Other income (expense)........................        168,987         (36,499)         25,766            2,075,038
                                                    -----------     -----------     -----------         ------------
          Other income (expense), net...........       (127,244)       (178,844)       (113,572)          (1,088,580)
                                                    -----------     -----------     -----------         ------------
          Net loss..............................     (1,912,332)     (2,630,084)     (2,774,203)         (31,691,641)
          Less preferred stock dividends........                       (170,031)             --           (1,353,444)
                                                    -----------     -----------     -----------         ------------
          Net loss available to common
           shareholders.........................    $(1,912,332)    $(2,800,115)    $(2,774,203)        $(33,045,085)
                                                    ===========     ===========     ===========         ============
          Net loss per common share.............         $(0.05)         $(0.11)         $(0.18)
                                                    ===========     ===========     ===========
         Weighted average number of common
           shares outstanding...................     39,206,257      26,302,790      15,528,231
                                                    ===========     ===========     ===========



   The accompanying notes are an integral part of the financial statements.

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

      CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                  PREFERRED STOCK    COMMON STOCK       ADDITIONAL    DURING THE  TREASURY STOCK
                                  ---------------  ----------------      PAID-IN     DEVELOPMENT  ---------------
                                  SHARES     PAR   SHARES      PAR       CAPITAL        STAGE     SHARES    COSTS         TOTAL
                                  ------    -----  ------      ----      -------     ----------   ------    -----        -------
Issuance of $1 par value
  common stock on
  September 4, 1984.............                        1,000 $ 1,000                                                    $   1,000
Redemption of $1 par value
  common stock..................                       (1,000) (1,000)                                                      (1,000)
Issuance of $.001 par value
  common stock..................                    1,000,000   1,000                                                        1,000
Issuance of $.001 par value
  common stock at fair market
  value of services rendered....                      100,000     100  $    19,900                                          20,000
Issuance of Series A
  preferred stock...............  156,250  $ 156                           499,844                                         500,000
Issuance of common stock
  pursuant to a three-for-one
  stock split subsequent to
  December 31, 1990,
  retroactively applied.........                    2,200,000   2,200       (2,200)
Redemption of common stock
  pursuant to a one-for 2.325
  reverse stock split
  subsequent to
  December 31, 1990,
  retroactively applied.........                   (1,880,645) (1,881)       1,881
Issuance of $.001 par value
  common stock in connection
  with bridge notes.............                      182,000     182       45,318                                          45,500
Issuance of stock purchase
  warrants......................                                           100,000                                         100,000
Sale of common stock, net of
  offering costs................                      800,000     800    3,059,472                                       3,060,272
Conversion of Series A
  preferred stock............... (156,250)  (156)     223,214     223          (67)
Conversion of $255,000
  principal amount of
  debenture.....................                       63,750      64      254,936                                         255,000
Exercise of underwriter's
  over allotment option, net
  of offering costs.............                      111,700     112      483,367                                         483,479
Issuance of $.001 par value
  common stock in connection
  with acquisition of Freedom
  Machine, Inc..................                       60,000      60      206,940                                         207,000
Conversion of $385,000 principal
  amount of debentures..........                       96,250      96      384,904                                         385,000
Issuance of $.001 par value
  common stock in connection
  with acquisition of Cathlab
  Corporation...................                      450,000     450    2,024,550                                       2,025,000
Issuance of $.001 par value
  common stock in connection
  with acquisition of
  VMS, Inc......................                       27,777      28      124,971                                         124,999
Issuance of $.001 par value
  common stock in connection
  with 6% promissory notes......                       58,576      59      263,533                                         263,592

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)--Continued

                                                                                      DEFICIT
                                                                                     ACCUMULATED
                                  PREFERRED STOCK    COMMON STOCK       ADDITIONAL    DURING THE     TREASURY STOCK
                                  ---------------  ----------------      PAID-IN     DEVELOPMENT   ------------------
                                  SHARES     PAR   SHARES      PAR       CAPITAL        STAGE      SHARES      COSTS       TOTAL
                                  ------    -----  ------      ----      -------     ----------    ------      ------     -------
Issuance of $.001 par value
  common stock in connection
  with purchase of assets of
  SuperStat, Inc................                       18,182  $   18   $   81,801                                     $   81,819
Issuance of $.001 par value
  common stock in connection
  with a $500,000 loan from
  a bank........................                       79,365      79      357,064                                        357,143
Issuance of $.001 par value
  common stock in connection
  with Therex settlement........                       58,823      59      499,941                                        500,000
Issuance of Series B preferred
  stock, net of offering costs..  287,500  $ 288                         2,545,858                                      2,546,146
Exercise of stock purchase
  warrants......................                      678,717     679    2,800,341                                      2,801,020
Issuance of $.001 par value
 common stock in connection
 with Therex settlement.........                       77,000      77          (77)
Issuance of $.001 par value
 common stock in connection with
 consulting agreement...........                       50,000      50      174,950                                        175,000
Exercise of stock options.......                      166,880     167       38,795                                         38,962

Reacquire $.001 par value common
  stock originally issued in
  connection with Therex
  settlement....................                                                                  (135,823) $(500,000)   (500,000)
Treasury stock reissued,
  67,500 common shares at cost..                                             1,600                  67,500    248,400     250,000
Issuance of 193,500 warrants in
  connection with 9%
  promissory notes..............                                           574,176                                        574,176
Dividend requirement on Series B
  preferred stock...............                                          (135,209)                                      (135,209)
Conversion of Series B preferred
  stock into $.001 par value
  common stock.................. (287,500)  (288)   1,268,465   1,268      134,091                                        135,071
Sale of common stock for cash,
  net of offering costs.........                    1,500,000   1,500    3,501,299                                      3,502,799
Net loss for the period.........                                                    $(16,559,366)                     (16,559,366)
                                 --------  -----   ----------   ------ -----------  ------------   -------  --------- ------------
Balance, December 31, 1993......      --      --    7,390,054   $7,390 $18,041,979  $(16,559,366)  (68,323) $(251,600)$ 1,238,403
                                 --------  -----  ----------    ------ -----------  ------------   -------  --------- ------------

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)--Continued

                                                                         DEFICIT
                                                                       ACCUMULATED
                                  PREFERRED STOCK    COMMON STOCK       ADDITIONAL    DURING THE  TREASURY STOCK
                                  ---------------  ----------------      PAID-IN     DEVELOPMENT  ---------------
                                  SHARES     PAR   SHARES      PAR       CAPITAL        STAGE     SHARES    COSTS         TOTAL
                                  ------    -----  ------      ----      -------     ----------   ------    -----        -------
Issuance of shares in
 connection with private
 placements.....................                     684,395  $   684   $   566,734                                    $    567,418
Issuance of shares in
 connection with officer
 subscription...................                      40,000       40        31,460                                          31,500
Issuance of shares to an
 officer in  connection  with
 private placement..............                      15,000       15         2,985                                           3,000
Exercise of stock options.......                     400,000      400       224,600                                         225,000
Issuance of shares to
 employees in lieu of salary....                      11,500       12        11,738                                          11,750
Issuance of shares previously
 paid for but not issued........                       8,548        9            (9)
Conversion of
 shareholder loan...............                     111,111      111        49,889                                          50,000
Issuance of shares in
 payment of expenses............                     117,812      118        70,396                                          70,514
Issuance of shares
 for services...................                     524,554      524        55,726                                          56,250
Additional accrual of
 1993 offering expenses.........                                            (24,795)                                        (24,795)
Net loss for the year...........                                                    $ (3,786,156)                        (3,786,156)
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Balance, December 31, 1994......       --     --   9,302,974    9,303    19,030,703  (20,345,522)  (68,323) $(251,600)   (1,557,116)
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Issuance of shares in
 connection with officer loan...                       2,000        2                                                             2
Issuance of shares to an
 officer in lieu of salary......                      15,000       15         6,161                                           6,176
Issuance of shares in
 payment of expenses............                      34,300       34        47,239                                          47,273
Issuance of shares in
 connection with private
  placement.....................                     151,000      151        60,349                                          60,500
Issuance of options.............                                             37,500                                          37,500
Issuance of warrants............                                              8,400                                           8,400
Other...........................                                               (206)                                           (206)
Net loss for the year...........                                                      (1,404,384)                        (1,404,384)
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Balance, December 31, 1995......       --     --   9,505,274    9,505    19,190,146  (21,749,906)  (68,323)  (251,600)   (2,801,855)
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Issuance of shares in
 connection with private
 placements, net of offering
 costs..........................    2,890      3   1,250,001    1,250     2,870,066                                       2,871,319
Exercise of stock options.......                     197,000      197       142,220                                         142,417
Exercise of warrants............                     744,165      744       390,581                                         391,325
Issuance of options.............                                            237,087                                         237,087
Issuance of shares in payment
 of certain liabilities.........                   1,245,579    1,246     1,545,263                                       1,546,509
Issuance of shares for services.                     600,000      600       366,900                                         367,500
Issuance of shares
 to individuals.................                       2,000        2         3,229                                           3,231
Other...........................                                             (3,822)                                         (3,822)
Net loss for the year...........                                                      (2,625,116)                        (2,625,116)
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Balance, December 31, 1996......    2,890  $   3  13,544,019  $13,544   $24,741,670 $(24,375,022)  (68,323) $(251,600) $    128,595
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------

                     AMERICAN BIOMED, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)--Continued

                                                                                      DEFICIT
                                                                                     ACCUMULATED
                                  PREFERRED STOCK    COMMON STOCK       ADDITIONAL    DURING THE    TREASURY STOCK
                                  ---------------  ----------------      PAID-IN     DEVELOPMENT  ------------------
                                  SHARES     PAR   SHARES      PAR       CAPITAL        STAGE     SHARES       COSTS      TOTAL
                                  ------    -----  ------      ----      -------     ----------   ------       -----     -------
Issuance of shares in
 connection with private
 placements, net of
 offering costs................       125                               $ 2,212,410                                    $  2,212,410
Exercise of stock options.......                      20,000  $    20         3,730                                           3,750
Exercise of warrants............                     802,583      803       319,230                                         320,033
Conversion of preferred stock...   (1,013) $  (1)  3,881,102    3,881        (3,880)
Issuance of shares in payment
 of certain liabilities.........                     172,222      172       178,114                                         178,286
Issuance of shares for
 services.......................                      37,500       37        28,243                                          28,280
Net loss for the year...........                                                    $ (2,774,203)                        (2,774,203)
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Balance, December 31, 1997......    2,002      2  18,457,426   18,457    27,479,517  (27,149,225)  (68,323) $(251,600)       97,151
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Issuance of shares in
 connection with private
 placement net of
 offering costs.................   67,500     67   1,171,844    1,172     1,052,259                                       1,053,498
Conversion of preferred stock...  (27,319)   (27) 12,562,128   12,562       (12,535)
Issuance of shares in payment
 of certain liabilities.........                     400,000      400       121,934                                         122,334
Issuance of options and
 warrants.......................                                             82,119                                          82,119
Issuance of shares for
 services.......................                     125,000      125        72,625                                          72,750
Retire treasury shares..........                     (68,323)     (68)     (251,532)                68,323    251,600
Net loss for the year...........                                                      (2,630,084)                        (2,630,084)
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Balance, December 31, 1998......   42,183     42  32,648,075   32,648   $28,544,387  (29,779,309)        0          0    (1,202,232)
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Conversion of preferred stock...  (19,183)   (19)  7,918,207    7,918        (7,899)
Shares in escrow................                   2,500,000    2,500        (2,500)
Valuation correction - shares
 issued in payment of certain
 liabilities....................                                            (46,182)                                        (46,182)
Cancel shares issued for
 services.......................                     (12,000)     (12)           12
Net loss for the year...........                                                      (1,912,332)                        (1,912,332)
                                 --------  -----  ----------  -------   ----------- ------------   -------  ---------  ------------
Balance, December 31, 1999......   23,000  $  23  43,054,282  $43,054   $28,487,818 $(31,691,641)        0  $       0  $ (3,160,746)
                                 ========  =====  ==========  =======   =========== ============   =======  =========  ============

    The accompanying notes are an integral part of the financial statements.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF CHANGE IN CASH FLOWS


                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED         INCEPTION,
                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,  SEPTEMBER 4, 1984, TO
                                                                     1999            1998            1997         DECEMBER 31, 1999
                                                                 ------------    ------------    ------------  ---------------------
Cash flows from operating activities:
  Net loss....................................................    $(1,912,332)    $(2,630,084)    $(2,774,203)      $(31,691,641)
                                                                  -----------     -----------     -----------       ------------
    Adjustments to reconcile net loss to cash used by
      Operating activities
      Depreciation and amortization...........................        184,203         232,061         237,633          3,429,464
      Write off of goodwill...................................                                                           120,000
      Expenses paid by transfer of equipment..................                                                            37,134
      Loss (gain) on sale of assets...........................          7,576         (21,804)                          (490,299)
      Interest expense recorded upon issuance of common
        stock and warrants in connection with notes payable...                                                         1,250,907
      Issuance of common stock and warrants for services......                         72,750                          1,139,097
      Write off of note receivable from officer...............                                                            25,000
      Noncash compensation....................................                         82,120                            128,020
      Gain on sale of investment securities...................                                                            (4,190)
      Distributor settlement..................................                                                           625,915
      Write off of investment in joint venture................                                                           227,256
      Write off of patents....................................                                                            79,167
      Write off of obsolete inventory.........................                                                           367,688
    Changes in operating assets and liabilities:
      Accounts receivable, net................................         15,795          31,746          15,767            (67,341)
      Inventories.............................................        168,411          79,749        (186,860)          (862,924)
      Other assets............................................        125,380          (1,031)        181,378            292,781
      Accounts payable........................................        186,384         471,653         (33,460)         1,629,385
      Accrued liabilities.....................................       (202,987)        154,215         332,553          1,087,075
      Deferred revenue........................................        811,890         (60,000)        (60,000)           851,890
                                                                  -----------     -----------     -----------       ------------
        Total adjustments.....................................      1,296,652       1,041,459         487,011          9,866,025
                                                                  -----------     -----------     -----------       ------------
        Net cash used by operating activities.................       (615,680)     (1,588,625)     (2,287,192)       (21,825,616)
                                                                  -----------     -----------     -----------       ------------
Cash flows from investing activities:
  Capital expenditures........................................           (316)        (35,161)       (142,206)          (612,909)
  Issuance of notes receivable................................                                                           (85,000)
  Proceeds from repayment of notes receivable.................                                                            35,000
  Investments in patents......................................        (13,183)        (28,298)        (44,356)          (522,825)
  Investment in joint venture.................................                                                          (229,271)
  Organization costs..........................................                                                            (1,000)
  Purchase of investment securities...........................                                                            (4,391)
  Proceeds from sale of investment securities.................                                                             8,581
  Proceeds from sale of assets................................         18,010          26,000           1,516            553,903
  Cash acquired in acquisition of Freedom Machine.............                                                             6,338
  Cash acquired in acquisition of Cathlab Corporation.........                                                             6,446
                                                                  -----------     -----------     -----------       ------------
        Net cash provided (used) by investing activities......          4,511         (37,459)       (185,046)          (845,128)
                                                                  -----------     -----------     -----------       ------------
Cash flows from financing activities:
  Cash dividends on preferred stock...........................                                                              (138)
  Offering costs..............................................        (77,500)        (89,503)       (287,590)        (1,107,246)
  Financing costs.............................................                                                           (59,309)
  Proceeds from notes payable to banks........................                                                         2,333,880
  Proceeds from notes payable to stockholders.................                                                         1,225,921
  Proceeds from notes payable to others.......................        127,745         722,209         116,250          6,708,541
  Repayments of notes payable to bank.........................                                                        (2,070,000)
  Repayments of notes payable to stockholders.................                                                          (822,992)
  Repayments of notes payable to others.......................       (163,217)       (192,217)     (1,129,086)        (6,259,537)
  Proceeds from patent assignment and leaseback...............                                                           500,000
  Proceeds from equipment assignment and leaseback............                                                           305,000
  Principal payments under capital lease obligations..........                         (3,731)       (151,943)          (785,841)
  Proceeds from sale of debentures............................        700,000                                          1,340,000
  Proceeds from sale of preferred stock.......................                        675,000       2,500,000          9,111,502
  Proceeds from sales of common stock and exercise of
    unregistered warrants.....................................                        468,000         320,033          9,522,350
  Proceeds from exercise of stock options.....................                                          3,750            339,917
  Treasury stock acquired.....................................                                                          (500,000)
  Proceeds from issuance of registered stock purchase warrants                                                           100,000
  Proceeds from exercise of registered stock purchase warrants                                                         2,801,018
                                                                  -----------     -----------     -----------       ------------
        Net cash provided by financing activities.............        587,028       1,579,758       1,371,414         22,683,066
                                                                  -----------     -----------     -----------       ------------
Net increase (decrease) in cash and cash equivalents..........        (24,141)        (46,326)     (1,100,824)            12,322
Cash and cash equivalents at beginning of period..............         36,463          82,789       1,183,613
                                                                  -----------     -----------     -----------       ------------
Cash and cash equivalents at end of period....................    $    12,322     $    36,463     $    82,789       $     12,322
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

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  American BioMed, Inc. (the "Company") was incorporated on September 4, 1984, for the purpose of developing, manufacturing and marketing medical, surgical and diagnostic devices. The Company markets its products to health care providers that are high volume users of angioplasty, atherectomy and stent devices, to third-party distributors and to independent representatives that are both geographically located in, and sell in North and South America, Western Europe, the Middle East, the Far East and Southeast Asia. For the year ended December 31, 1999, domestic and foreign export sales comprise approximately 48.4% and 51.6%, respectively, of the Company's sales. The percentage of sales by geographic region is as follows: 48.4% in the United States, 16.1% in Italy, 11.4% in Germany, 7.9% in other European countries, 4.1% in South America and 12.1% in other countries. The Company faces competition from primarily two other companies. The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to research and development, developing markets for its products and raising capital to support these efforts. The following is a summary of the Company's significant accounting policies.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cathlab Corporation, after elimination of all
intercompany accounts and transactions.   The Company operates in a single
segment, which accounts for in excess of 90% of the Company's total revenues, loss and identifiable assets.

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

Fair Values of Financial Instruments.

  Due to the short-term nature of the Company's financial instruments, management believes the carrying values of the Company's assets, short-term liabilities and lease obligations approximate their fair values.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

Long-Lived Assets

  The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company believes that no material impairment exists at December 31, 1999.

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

Income Taxes

  Deferred tax assets and liabilities are determined based on the temporary differences between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered with the exception of enacted changes in the tax law or rates.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

Millennium Change

  The Company installed vendor upgrades for each of its computer-based applications that accommodated the millennium change. The millennium change did not have an adverse impact on its operations.

Advertising

  Advertising costs are expensed as incurred.

Recent Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

No. 137, which deferred the effective date of SFAS No. 133 to June 15, 2000. The Company has historically not engaged in derivative instrument activity. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000 and does not expect the adoption of this standard to have a material effect on it's financial position or results of operations.


2. INVENTORIES:

Inventories consisted of the following:

                                                                                  December 31,
                                                                          ----------------------------
                                                                             1999               1998
                                                                          ---------          ---------
Raw materials...................................................          $  95,480          $ 206,800
Work in process.................................................            124,762            120,188
Finished goods..................................................            180,555            242,221
                                                                          ---------          ---------
                                                                          $ 400,797          $ 569,209
                                                                          =========          =========

3. PROPERTY AND EQUIPMENT, NET:

Property and equipment consisted of the following:

                                                                                 December 31,
                                                                         -----------------------------
                                                                           1999                 1998
                                                                         ---------           ---------
Furniture and fixtures..........................................         $  62,940           $  74,777
Machinery and equipment.........................................           603,590             644,336
Leasehold improvements..........................................                                34,872
Equipment under capital lease agreements........................             7,123               7,123
                                                                         ---------           ---------
                                                                           673,653             761,108
Less accumulated depreciation and amortization..................          (593,711)           (629,662)
                                                                         ---------           ---------
                                                                         $  79,942           $ 131,446
                                                                         =========           =========

  Included in accumulated depreciation and amortization at December 31, 1999 and 1998 is $1,425 and $1,068, respectively, of accumulated amortization on equipment acquired under capital lease agreements. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was approximately $47,000, $68,000, and $54,000, respectively.

4. DEFERRED REVENUE

  On August 26, 1994, the Company signed a Patent License, Research & Development Agreement with Wright Medical Technologies, Inc. (WMT) in which the Company licensed to WMT the world-wide manufacturing and distribution rights to the "spinal dissector". The Company received a $300,000 license fee and will receive 5% royalty from sales by WMT through the life of the patent. The Company granted to WMT a stock purchase warrant for 150,000 shares with an exercise price of $2.00. The warrant expired August 1999. The contract called for the Company to continue to develop the spinal dissector on behalf of WMT and granted the Company the first right of refusal for the manufacturing of the spinal dissector. The $300,000 license fee, which is now fully amortized, was amortized over five

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

years, the life the Company uses to amortize patents. The unamortized balance of $40,000 was reflected as deferred revenue as of December 31, 1998.

  The Company entered into an exclusive worldwide, royalty-bearing license agreement on April 14, 1999 with IntraTherapeutics, Inc. for its OmniFilter technology, a percutaneous filter to be used in carotid angioplasty procedures. The Company received a one-time license fee of $1,000,000 and a 5% royalty fee for the life of the patents. The license term is the later of the expiration of all patents, including patent applications, or ten years from the first commercial sale of the licensed product. The license fee is being amortized over five years, the life the Company uses to amortize patents. The unamortized balance of $850,000 is reflected as deferred revenue as of December 31, 1999.

5. NOTES PAYABLE AND LONG-TERM DEBT:

                                                                                               December 31,
                                                                                      --------------------------------
                                                                                        1999                    1998
                                                                                      --------                --------

Notes payable and long-term debt consisted of the following:
Notes payable to insurance companies with varying interest rates up to
 10.2% per year maturing at various dates through 2000...................             $ 22,830                $ 36,509
Uncollateralized thirty day discounted notes payable to officers bearing
 default interest of 10.0% per year, matured in 1998.....................                                       19,800
Uncollateralized promissory note, bearing interest at 10.0%, matured                                            50,000
 November, 1999..........................................................
Note payable bearing interest at 15.0% per year, matured October 1999
 secured by guaranty.....................................................              150,000                 150,000
Note payable to an individual, bearing interest at 20.0%, maturing in
 December 1999 with interest payable monthly, secured by officer options                                       260,000
 to purchase 1,527,000 shares of common stock............................
Note payable to an individual, bearing interest at 20.0%, maturing in
 December 1999 with interest payable quarterly, secured by officer
 options to purchase 1,527,000 shares of common stock....................                                      100,000
Note payable to an individual, bearing interest at 20.0%, maturing in
 October 2000 with interest payable monthly, secured by officer options
 to purchase 1,527,000 shares of common stock............................              456,208
Notes payable to investors, bearing interest at 20.0%, matured August
 1999....................................................................               77,000
                                                                                      --------                --------
                                                                                      $706,038                $616,309
                                                                                      ========                ========
Long-term debt consisted of the following:
Note payable to a law firm bearing interest at 8.25% per
    year payable in monthly installments of $3,858 including
    interest, maturing August 2000, unsecured............................             $ 54,804                $ 81,809
Less current maturities..................................................              (54,804)                (51,881)
                                                                                      --------                --------
                                                                                      $      0                $ 29,928
                                                                                      ========                ========

  The Company has failed to make monthly payments to the law firm when due. Under the terms of the note agreement, the law firm can elect to impose an interest rate of 18%. The law firm has not made this election.


Future maturities of notes payable and long-term debt are as follows:
     2000...............................................   $760,842

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

6.  CONVERTIBLE DEBENTURES:

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

  The Company has a right to redeem all or a portion of the Debenture at any time prior to receiving a notice of conversion. The cash redemption amount shall be equal to 125% of the face amount to be redeemed.

  Pursuant to Secured Convertible Debenture Purchase Agreement dated September 30, 1999, (the "Purchase Agreement"), the Company issued an aggregate of $300,000 of its 13% Secured Convertible Debentures due April 1, 2000 (the "2000 Debentures") to AJW Partners, LLC, New Millenium Capital Partners, LLC and Bank de Insinger in order to raise additional funds for working capital purposes.
The Company also entered into a Registration Rights Agreement with the holders of the 2000 Debentures whereby the Company agreed to register for resale under the Securities Act of 1933, as amended, the shares of common stock issuable upon conversion of the 2000 Debentures and shares issuable upon exercise of certain warrants issued in connection therewith (the "Warrants"). Offering costs of $30,000 excluding legal fees were incurred in the transactions. Interest on the 2000 Debentures is payable quarterly. As additional consideration, the Company issued warrants to purchase a total of 100,000 shares of common stock at an exercise price of $0.13 which is equal to 130% of the average per share market values for the five days preceding the closing date. These debentures are part of the $10 million financing that the Company has engaged The NIR Group to structure. However, there can be no assurance that additional capital will be secured pursuant to this arrangement.

  The 2000 Debentures are convertible into common stock. The number of shares issuable upon such conversion shall be equal to the outstanding principal to be converted, plus accrued and unpaid interest thereon, divided by 60% of the average bid price during the twenty trading days immediately prior to such conversion or $0.125, whichever is lower. The conversion price is subject to adjustment under certain circumstances. The Company has the option to prepay the 2000 Debentures upon prior notice.


7. ACCRUED LIABILITIES:

  Accrued liabilities consisted of the following:

                                                                                            December 31
                                                                                    -----------------------------
                                                                                      1999                1998
                                                                                    --------           ----------
Accrued interest payable.................................................           $217,598           $   67,901
Accrued offering costs...................................................            109,700              109,500
Accrued consulting fees..................................................            253,625              222,375
Accrued settlement.......................................................            155,173              555,173

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Other....................................................................             32,783               66,943
                                                                                    --------           ----------
                                                                                    $768,879           $1,021,892
                                                                                    ========           ==========

8. COMMITMENTS AND CONTINGENCIES:

Lease Obligations

  The Company leases certain patents and equipment under agreements classified as capital leases. In addition, the Company leases its office space and other properties under noncancelable operating leases through November 2002. Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:

                                                                               CAPITAL              OPERATING
                                                                                LEASES                LEASES
                                                                               -------              ---------
2000..................................................................        $ 528,877               $27,462
2001..................................................................              179                 6,143
2002..................................................................                                  6,143
2003..................................................................                                  6,143
2004..................................................................                                  5,119
                                                                              ---------               -------
Total minimum lease payments..........................................          529,056               $51,010
                                                                                                      =======
Amounts representing interest.........................................          113,925
                                                                              ---------
Present value of future lease payments................................          415,131
Less current maturities...............................................         (414,952)
                                                                              ---------
                                                                              $     179
                                                                              =========

  Rental expense under operating leases for the years ended December 31, 1999, 1998, and 1997 and for the period from inception, September 4, 1984, to December 31, 1999 amounted to $137,025, $218,398, $166,480, and $1,653,033, respectively.

Litigation

  In May 1997, an individual who formerly was Chairman, Chief Scientific Officer, and a director of the Company filed a lawsuit in the State District Court of Harris County, Texas seeking an unspecified amount of damages and alleging oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination and unpaid debts and advances. The court-mandated mediation conference in February 1998 did not result in a settlement agreement. The case came to trial in October 1998 and was settled on terms favorable to the Company. The Company agreed to give the plaintiff an agreed judgment totaling $400,000, which was executable after February 15, 1999, with post judgment interest at the rate of 10% per year. In addition, the Company agreed that upon the sale of its guidewire micro-filter patent (the OmniFilter), the plaintiff will be entitled to payment totaling $200,000. In the event of a licensing agreement, the plaintiff will receive 5% of the licensing agreement revenues until a total of $200,000 has been paid. The payment of $200,000 is secured by the OmniFilter patent and such security interest will be subordinated to any lender requesting the OmniFilter patent as collateral. At the Company's discretion, the security interest in the OmniFilter may be moved to the stent patent, with the same stipulation as to subordination. The judgment was paid and a release filed in April 1999. The plaintiff has now filed suit claiming that the Company anticipatorily breached the agreement to pay licensing revenues. The Company has filed a response denying the claim. Royalty expense in the amount of $50,000 has been accrued as of December 31, 1999.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

9. FEDERAL INCOME TAXES:

  At December 31, 1999, the Company had net operating loss (NOL) and research and development (R&D) credit carryforwards available to offset future taxable income approximately as follows:


Year  Expires                                           N O L       R & D
-------------                                           -----       -----
    2003..........................................   $    71,500
    2004..........................................        14,300
    2005..........................................       450,300   $  7,635
    2006..........................................     1,462,000     50,550
    2007..........................................     3,122,800    143,632
    2008..........................................     7,432,100    163,052
    2009..........................................     2,181,300     73,637
    2010..........................................       925,000     34,286
    2011..........................................     3,409,000     41,669
    2012..........................................     2,456,000     36,000
    2013..........................................     2,249,000     18,000
    2014..........................................       830,000      1,700
                                                     -----------   --------
                                                     $24,603,300   $570,161
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

  The Company adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" ("SFAS 109"). Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

tax assets to their net realizable value. The tax-effected components of deferred tax assets at December 31, 1999 and 1998, are as follows:

                                                                    1999                    1998
                                                                 -----------             -----------
Total deferred tax assets:
Net operating losses and other......................             $ 9,950,000             $ 9,660,000
Valuation allowance.................................              (9,950,000)             (9,660,000)
                                                                 -----------             -----------
                                                                 $         -             $         -
                                                                 ===========             ===========

  The Company has significant net operating loss carryforwards for which realization of tax benefits is uncertain and therefore all deferred tax assets have been fully reserved at December 31, 1999 and 1998, respectively. The change in the total valuation allowance for the year ended December 31, 1999 and 1998 was a net increase of approximately $290,000 and $833,000, respectively. Contributing primarily to this change were operating losses incurred during 1999 and 1998.

10.  RELATED PARTY TRANSACTIONS:

  For the period from inception, September 4, 1984, to December 31, 1999, the Company made payments for legal, engineering and consulting services and products and supplies provided by certain stockholders which amounted to $1,157,072. Of this amount, $31,250 related to December 31, 1999, and $37,500 related to each of the years ended December 31, 1998 and 1997.

  Steven B. Rash entered into a three-year employment agreement with the Company, dated as of July 15, 1995 (the "Agreement"). Pursuant to the Agreement, Mr. Rash was employed as President and Chief Executive Officer of the Company. The Agreement provided for a salary of $135,000 per year with annual increases, plus bonuses of up to fifty percent, and options to purchase 600,000 shares of common stock. In 1997 Mr. Rash's agreement was extended to December 31, 1999. The base salary was increased to $165,000 per year. Options to purchase an additional 900,000 shares of common stock at $.6875 per share were granted vesting equally over three years. In December 1998 the Board extended his contract to December 31, 2000. On March 14, 2000 Justine B. Corday was appointed Chairman of the Board and Interim Chief Executive Officer and Marshall Kerr was appointed President and Chief Operating Officer, replacing Mr. Rash.

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

  Lawrence M. Hoffman, currently a director and stockholder of the Company and formerly a Vice President, is a limited partner of Aberlyn Capital Management Limited Partnership ("Aberlyn") and is an officer, director and stockholder of Aberlyn Capital Management, Inc., the general partner of Aberlyn. Effective December 31, 1992, Aberlyn, acting as agent for BioQuest - A and the Company entered into a Patent Assignment and License Agreement (the "Patent and License Agreement") pursuant to which the Company assigned patents owned by the subsidiary, Cathlab Corporation (the "Cathlab Patents"), to Aberlyn in return for $500,000. The Cathlab Patents were exclusively licensed back to the Company for three years for a monthly license fee of $16,355, after which Aberlyn was required to reassign the Cathlab Patents to the Company in exchange for $50,000. Under its terms, if the Company declined to purchase the Cathlab Patents, the Patent and License Agreement would automatically be extended for an additional nine

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

months for a monthly license fee of $17,099, after which the Cathlab Patents would automatically revert back to the Company.

  Aberlyn and the Company entered into an equipment lease effective May 13, 1993 (the "Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $205,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $6,706, after which Aberlyn was required to return the equipment to the Company in exchange for $20,500. Under the terms, if the Company opted not to purchase the equipment, the Equipment Lease would automatically be extended for an additional three months for a monthly payment of $7,011, after which the equipment would automatically revert back to the Company.

  Effective August 13, 1993, the Company and Aberlyn entered into an additional equipment lease (the "Second Equipment Lease") pursuant to which the Company assigned certain equipment to Aberlyn in consideration of $100,000. The equipment was exclusively leased back to the Company for three years for a monthly fee of $3,271, after which Aberlyn was required to return the equipment to the Company in exchange for $10,000. If the Company declined to purchase the equipment, the term of the Second Equipment Lease was to be automatically extended for an additional three months for a monthly payment of $3,420, after which the equipment would automatically revert back to the Company.

  The Company and Aberlyn entered into an agreement effective March 28, 1994 whereby the terms of the Patent and License Agreement, the Equipment Lease and the Second Equipment Lease (the "Leases") were modified. The payment terms of the license fee pursuant to the Patent and License Agreement were revised to semiannual payments of $97,445 and the payment terms of the Equipment Lease were similarly revised to semiannual payments of $39,100 and $20,281, respectively. In consideration to Aberlyn for making these modifications, the Company issued warrants to Aberlyn to purchase 150,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable over a five-year period. On May 28, 1996, Aberlyn and the Company reached an agreement to restructure the Leases, which resulted in a revised schedule of lease payments over a twenty-four month period, with the initial payment commencing on June 1, 1996. The payments were based on an outstanding principal amount of approximately $500,000 and total accrued interest of approximately $148,000. In addition, 115,000 shares of common stock were issued in payment of consulting fees, investment banking service fees and miscellaneous expenses totaling $115,728.

  Effective November 1, 1997, the Company and Aberlyn entered into modification agreements of the Leases, which revised the schedule of lease payments and extended the maturity date to October 1, 1998. As of May 5, 1999 Aberlyn no longer was the agent for BioQuest - A. BioQuest - A's fund is now being managed by its supervisory board of directors, which has engaged Berwick Group, Inc. to service the leases. Neither BioQuest - A nor Berwick Group, Inc. are affiliated with the Company. The Company is seeking to restructure the leases.

  The Company does not have a policy against employing relatives. During the year ended December 31, 1997, the Company paid salaries and wages to relatives of officers of the Company amounting to $7,797. No relatives were employed during 1998 or 1999. The terms of all the related party transactions in this section are no less favorable to the Company than could be obtained from non-affiliated parties.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

11.  CAPITAL STOCK:

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

  In February 1996 the Company sold 1,390 shares of its Series A convertible preferred stock, of which 683 shares are outstanding at December 31, 1998, par value $.001 per share ("Series A Preferred"), at a purchase price of $1,000 per share, to a group of foreign investors (the "Investors"). The Series A Preferred, which bears no dividends and confers no voting rights, is senior in priority to the Company's other equity securities (except with the consent of a majority of the holders of the Series A Preferred) and is convertible at any time after October 30, 1996 at the option of the holders into such number of common shares (the "Series A Conversion Shares") as is equal to $1,000 divided by the lesser of (i)$.24 or (ii) 80% of the average of closing bid price of the common stock for the five consecutive days ending two days prior to the day the election to convert is made (the "Conversion Price"). The number of Conversion Shares is subject to adjustment from time to time upon the occurrence of stock splits, reverse stock splits and similar events. In July 1999 any outstanding shares of the Series A Preferred will be automatically converted based on the Conversion Price then in effect. In addition, registration rights were granted to the Investors for the common stock issuable upon conversion of the Series A Preferred. The term of the registration rights is three years and includes three demand registration rights and unlimited piggyback rights. In the event that the Company conducts an underwritten offering during such term, the number of shares offered by the holders pursuant to a piggyback registration may be cut back on a pro rata basis at the discretion of the managing underwriter. In the event of the dissolution or winding up of the Company, the holders of Series A Preferred shall have a liquidation preference equal to the stated value of $1,000 per share. The Series A Preferred is subject to mandatory redemption at the option of the holders of at least 50% of then outstanding shares of Series A Preferred if the Company fails to issue shares of common stock, fails to transfer shares of common stock or fails to remove any restrictive legend on any certificate or any shares of common stock upon the exercise of the conversion rights by the holders of the Series A Preferred.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

  The Company authorized 60,000 shares of Series D Preferred and 500,000 shares of Series E Preferred on April 29, 1998. Both Series D Preferred and Series E Preferred have a stated value of $10 per share and 8% cumulative dividends payable in either cash or stock at the option of the Company. At December 31, 1999 and 1998, 15,500 and 34,000 shares, respectively of Series D Preferred and 7,500 shares of Series E Preferred are issued and outstanding. Each share of the Series D is convertible based upon a conversion price that is equal to the lesser of (a) 110% of the closing bid price five day average preceding the date of purchase of the Series D by the holder; or (b) 80% of the closing bid price five day average preceding the date such conversion is made. The Series D and Series E, which confer no voting rights, rank equal with each other, rank junior to the Series A and B convertible preferred stock and senior to the Company's other securities (except with the consent of the majority of the holders of Series D or the consent of the majority of the holders of Series E, respectively). In the event of the dissolution or winding up of the Company, the holders of Series D and Series E shall have liquidation preferences of $10 per share plus any accumulated but unpaid dividends, and no more, before any payment or distribution of assets of the Company is made to or set apart for the holders of the Common Stock.

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

12. STOCK PURCHASE WARRANTS:

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

  In March 1994, the Company issued warrants to purchase 20,000 shares of common stock at $1.00 per share in connection with a loan guarantee. In June 1994, the Company issued warrants to purchase 50,000 shares of common stock in connection with the renewal and extension of the note. The warrants expired in 1999.

  In connection with the modification of the lease terms with Aberlyn in March 1994, the Company issued warrants to purchase 150,000 shares of common stock at $1.50 per share. The warrants to purchase 75,000 shares issued to Aberlyn Holding expired in 1999. The remaining warrant agreement for 75,000 shares was amended to 60,000 shares at $0.35 per share, expiring November 2000.

  In connection with the private placement of 552,042 shares of common stock in January and February, 1994, the Company issued warrants to purchase 224,139 shares of common stock at $1.35 per share. The warrants expired in 1999.

  In August 1994, in connection with a licensing agreement with Wright Medical Technologies (See Note 4), the Company issued warrants to purchase 150,000 shares of common stock at $2.00 per share. The warrants expired in 1999.

  In October 1994, the Company granted to one of its investment bankers, in consideration for past services performed, warrants to purchase 100,000 shares of common stock at $2.50 per share. The warrants expired in 1999.

  On June 16, 1995, the Board authorized warrants to Aberlyn Capital Management Limited Partnership in order to induce Aberlyn to not accelerate the repayment of loans in the amount of $455,298. The warrants are to purchase 100,000 shares of common stock at $.1875 per share and 100,000 shares of common stock at $.50 per share and were exercisable for five years. An expense of $37,500 was recorded in 1995 for the difference between the fair market value of the stock and the warrant prices. In 1999 the exercise date was extended to December 2001 and the exercise price was changed from $0.50 to $0.35 per share.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

  In September 1998, the Company issued a warrant to purchase 500,000 shares at an exercise price of $0.35 to a consultant in connection with a consulting agreement. The warrant was rescinded in 1999.

  In connection with bridge financing during October and December 1998, the Company issued warrants to purchase 374,000 shares of common stock at an exercise price ranging from $0.195 to $0.225 per share exercisable for two years. Warrants to purchase 260,000 shares were replaced when the note was renewed October 1999 with a warrant to purchase 360,000 shares at an exercise price of $0.09 per share, exercisable for two years.

  In January 1999 the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.155 as an incentive to the landlord in California not to declare the rent in default. The warrant is exercisable for two years.

  In connection with the issuance of a 9% convertible debenture in the amount of $400,000 in March 1999, the Company issued a warrant to purchase 40,000 shares common stock with an exercise price of $0.175. The warrant is exercisable for three years.

  During the last quarter of 1999, in connection with the issuance of 13% convertible debentures totaling $300,000, the Company issued warrants to purchase 150,000 shares of common stock for an exercise price of $0.13 per share. The warrants are exercisable for three years.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

  Cumulative shares issuable under warrants and their expiration dates as of December 31, 1999 are as follows:

      GRANT                                             EXPIRATION         NUMBER OF        EXERCISE
      DATE                                                 DATE              SHARES           PRICE
      -----                                             -----------        ----------       --------
March 1994..................................               2000              60,000         $0.3500
June 1995...................................               2001             100,000         $0.1875
June 1995...................................               2001             100,000         $0.3500
February 1996...............................               2001             704,167         $0.5000
September 1996..............................               2001             275,000         $0.9375
November 1996...............................               2001           1,209,677         $1.4000
November 1996...............................               2001             107,143         $1.4000
December 1996...............................               2001              25,000         $1.5000
January 1998................................               2000             200,000         $0.3700
February 1998...............................               2003             125,000         $0.3500
March 1998..................................               2000              22,000         $0.3400
March 1998..................................               2000               5,000         $0.4200
April 1998..................................               2000              40,000         $0.3400
April 1998..................................               2000              50,000         $0.6900
April 1998..................................               2001              60,000         $0.8500
April 1998..................................               2003             200,000         $0.8500
September 1998..............................               2000              50,000         $0.3500
September 1998..............................               2003             200,000         $0.5500
October 1998................................               2000               4,000         $0.2250
October 1998................................               2000              10,000         $0.2000
October 1998................................               2000             100,000         $0.1950
November 1998...............................               2000              10,000         $0.3500
January 1999................................               2001             200,000         $0.1550
March 1999..................................               2002              40,000         $0.1750
September 1999..............................               2002              50,000         $0.1300
October 1999................................               2002              50,000         $0.1300
December 1999...............................               2002              50,000         $0.1300
                                                                          ---------
                                                                          4,046,987
                                                                          =========


13. STOCK OPTIONS:

  At December 31, 1999, the Company had three stock-based compensation plans which are described below. Additionally, the Company has issued options that are not part of these plans to various employees and consultants (the "Other Plan"). The Company applies APB Opinion 25 and related interpretations in accounting for options issued to employees and directors. Options issued to consultants and other non-employees are recorded at fair market value. The compensation cost that has been charged against income for its stock option plans was approximately $59,250 and $122,800 for 1998 and 1997, respectively, and none for 1999. Had compensation cost for the Company's three stock-based compensation plans and Other Plan been determined consistent with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

YEAR                                                            1999                  1998                  1997
----                                                            ----                  ----                  ----
Net loss
  As reported.........................................          $(1,912,332)          $(2,630,084)          $(2,774,203)
  Pro forma...........................................          $(2,137,031)          $(2,764,781)          $(3,084,982)
Net loss available to common shareholders
  As reported.........................................          $(1,912,332)          $(2,800,115)          $(2,774,203)
  Pro forma...........................................          $(2,137,031)          $(2,934,812)          $(3,084,982)
Net loss per common share
  As reported.........................................          $      (.05)          $      (.11)          $      (.18)
  Pro forma...........................................          $      (.05)          $      (.11)          $      (.20)

  The Company's fixed option plans include the 1999 Incentive Stock Option Plan (the "1999 Plan"), the 1996 Incentive Stock Option Plan (the "1996 Plan"), the 1994 Stock Option Plan (the "1994 Plan") and the Other Plan. Effective June 30, 1997 the Board terminated the 1990 and the 1992 Stock Option Plans. There were no outstanding options at the time of termination. Options under the plans, except the Other Plan, generally vest 20% per year over five years after one year of service and have a maximum term of ten years. Options under the Other Plan vest over various periods ranging from immediate to three years.

  The 1999 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options. As of December 31, 1999, no options to purchase shares have been granted. The number of shares of common stock subject to the 1996 Plan is 5,000,000 and is effective as approved by the stockholders at the annual meeting held December 15, 1999. The 1999 Plan will terminate December 15, 2009 unless earlier terminated by the Company. No optionee shall receive options for more than 800,000 shares of common stock during any fiscal year under the plan.

  The 1996 Plan provides for the grant of (i) stock options, including incentive stock options and non-qualified stock options, (ii) shares of restricted stock,
(iii) performance awards payable in cash or common stock, (iv) shares of phantom stock, (v) stock bonuses, and (vi) cash bonuses (collectively, the "Incentive Awards"). As of December 31, 1999, 203,000 shares of common stock and options to purchase 330,000 shares have been granted to consultants, and 25,000 shares of common stock and options to purchase 905,000 shares have been granted to employees. The number of shares of common stock subject to the 1996 Plan is 1,500,000 and is effective October 10, 1996 as approved by the stockholders at the annual meeting held November 22, 1996. The 1996 Plan will terminate October 10, 2006 unless earlier terminated by the Company.

  Under the 1994 Plan, options to purchase an aggregate of 1,500,000 shares are available for grants to employees and consultants of the Company and its subsidiaries. As of December 31, 1999, options to purchase 310,000 shares are outstanding. The 1994 Plan will terminate on April 8, 2004 unless terminated earlier by the Company.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

  In connection with settlement agreements, the Company granted options to purchase 225,000 shares of common stock which were exercisable through 1999 to Lawrence M. Hoffman and 150,000 shares of common stock to a former officer at an exercise price of $.6875. The former officer exercised his options in 1998 as part of a litigation settlement. Mr. Hoffman's options expired in 1999.

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

  A summary of the status of the Company's stock options granted to employees as of December 31, 1999, December 31, 1998 and December 31, 1997 and the changes during the year ended on these dates is presented below:

                                             EMPLOYEE  STOCK  OPTIONS
------------------------------------------------------------------------------------------------------------------
                                     1999                        1998                            1997
                            ----------------------   -------------------------       --------------------------
                                          WEIGHTED                    WEIGHTED                        WEIGHTED
                            # SHARES OF   AVERAGE    # SHARES OF       AVERAGE       # SHARES OF       AVERAGE
                            UNDERLYING    EXERCISE   UNDERLYING       EXERCISE       UNDERLYING       EXERCISE
                              OPTIONS      PRICES      OPTIONS         PRICES           OPTIONS         PRICES
                            ----------    -------    ----------       -------         ---------       ---------
Outstanding at beginning
   of the year...........     2,295,000      $0.73     2,295,000          $0.73        1,465,476        $1.09
Granted at-a-discount....                   n/a                0         n/a              59,000        $0.94
Granted at-the-money.....                   n/a                0         n/a           1,134,000        $0.67
Granted at-a-premium.....                   n/a                0         n/a             105,000        $0.55
Total options granted....                   n/a                0         n/a           1,298,000        $0.67
Exercised................                   n/a                0         n/a              20,000        $0.19
Forfeited................                   n/a                0         n/a              30,000        $1.04
Expired..................         2,000      $1.00             0         n/a             418,476        $1.73
Outstanding at end of
   year..................     2,293,000      $0.73     2,295,000          $0.73        2,295,000        $0.73
Exercisable at end of
   year..................     2,291,000      $0.73     1,514,000          $0.79          886,000        $0.90
Weighted-average FV of
   options granted at-a-
   discount..............                   n/a                          n/a                            $0.79
Weighted-average FV of
    options granted
     at-the-money........                   n/a                          n/a                            $0.49

Weighted-average FV of
    options granted at-a-
    premium..............                   n/a                          n/a                            $0.34
Weighted-average FV of
   all options granted...                   n/a                          n/a                            $0.49

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

  The following table summarizes information about stock options for employees and directors outstanding at December 31, 1999:

                                                  OPTIONS                               OPTIONS
                                                 OUTSTANDING                          EXERCISABLE
                                   ---------------------------------------      ---------------------------
                                                                 WEIGHTED
                                                     WEIGHTED     AVERAGE                          WEIGHTED
                                       NUMBER        AVERAGE     REMAINING          NUMBER         AVERAGE
RANGE OF                             OUTSTANDING     EXERCISE   CONTRACTUAL      EXERCISABLE       EXERCISE
EXERCISE PRICES                     AT  12/31/99      PRICE        LIFE          AT  12/31/99       PRICE
---------------                     ------------     --------   ------------     ------------      --------
$0.42 to $0.99..................         1,850,000      $0.58       5.35566            1,848,000      $0.58
$1.00 to $2.99..................           368,000      $1.02       3.57342              368,000      $1.02
$3.00...........................            75,000      $3.00       4.58000               75,000      $3.00
                                         ---------   --------   -----------            ---------   --------
$0.42 to $3.00..................         2,293,000      $0.73       5.04426            2,291,000      $0.73

  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                        ASSUMPTION                                  1999                  1998                  1997
                        ----------                                 -----                 -----                 -----
Expected Term.............................................          n/a                   n/a                  4.82
Expected Dividend Yield...................................          0.00%                 0.00%                0.00%
Expected Volatility.......................................         83.32%                96.87%               95.00%
Risk-Free Interest Rate...................................          6.50%                 6.50%                6.29%

  A summary of the status of the Company's stock options granted to non-employees as of December 31, 1999, December 31, 1998 and December 31, 1997 and the changes during the year ended on these dates is presented below:

                                           NON-EMPLOYEE  STOCK  OPTIONS
------------------------------------------------------------------------------------------------------------------
                                     1999                      1998                            1997
                            ----------------------   -------------------------       -------------------------
                                          WEIGHTED                    WEIGHTED                      WEIGHTED
                            # SHARES OF   AVERAGE    # SHARES OF      AVERAGE       # SHARES OF     AVERAGE
                            UNDERLYING    EXERCISE   UNDERLYING       EXERCISE       UNDERLYING     EXERCISE
                              OPTIONS      PRICES      OPTIONS         PRICES          OPTIONS       PRICES
                            ----------    --------   ----------       --------       ----------     ---------
Outstanding at beginning
   of the year...........     1,280,000      $0.63     1,602,500             $0.62     1,272,500             $0.52
Granted at-a-discount....             0                  225,000             $0.40        60,000             $1.00
Granted at-the-money.....             0                        0         n/a                   0         n/a
Granted at-a-premium.....             0                  100,000             $0.70       270,000             $1.00
Total options granted....             0                  325,000             $0.49       330,000             $1.00
Exercised................             0                  150,000             $0.69             0         n/a
Forfeited................             0                  437,500             $0.40             0         n/a
Expired..................       225,000      $0.69        60,000             $1.00             0         n/a
Outstanding at end of
   year..................     1,055,000      $0.62     1,280,000             $0.63     1,602,500             $0.62
Exercisable at end of
   year..................     1,055,000      $0.62     1,280,000             $0.63     1,602,500             $0.62
Weighted-average FV of
   options granted at-a-
   discount..............                   n/a                              $0.31                           $0.81
Weighted-average FV of
   options granted
    at-the-money.........     n/a                                        n/a                             n/a
Weighted-average FV of
   options granted at-a-
   premium...............                   n/a                              $0.37                           $0.34
Weighted-average FV of
   all options granted...                   n/a                              $0.33                           $0.42

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                        ASSUMPTION                                  1999                  1998                  1997
                       ------------                                ------                -----                 -----
Expected Term.............................................          n/a                   1.12                  5.00
Expected Dividend Yield...................................          0.00%                 0.00%                 0.00%
Expected Volatility.......................................         83.32%                96.87%                95.00%
Risk-Free Interest Rate...................................          6.50%                 6.50%                 6.15%

  The following summarizes information about fixed stock options for employees, directors and non-employees outstanding at December 31, 1999:


                                                    OPTIONS                               OPTIONS
                                                  OUTSTANDING                           EXERCISABLE
                                    --------------------------------------      ----------------------------
                                                                 WEIGHTED
                                                     WEIGHTED     AVERAGE                          WEIGHTED
                                       NUMBER        AVERAGE     REMAINING          NUMBER         AVERAGE
RANGE OF                             OUTSTANDING     EXERCISE   CONTRACTUAL      EXERCISABLE       EXERCISE
EXERCISE PRICES                     AT  12/31/99      PRICE        LIFE          AT  12/31/99       PRICE
---------------                     ------------     --------   -----------      ------------      ---------
$0.001 to $0.99.................           725,000      $0.45       4.79931              725,000      $0.45
$1.00 to $2.99..................           330,000      $1.00       7.65909              330,000      $1.00
$0.001 to $2.99.................         1,055,000      $0.62       5.69384            1,055,000      $0.62

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

14. SUPPLEMENTAL INFORMATION FOR CONSOLIDATED STATEMENT OF CASH FLOWS:

                                                                                                                    INCEPTION
                                                          YEAR                YEAR                YEAR            SEPTEMBER 4,
                                                         ENDED                ENDED               ENDED             1984, TO
                                                      DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                          1999                1998                1997                1999
                                                      ------------        ------------        ------------        ------------
Interest paid...................................            $146,628           $  113,161          $  108,660          $1,515,327
Noncash investing and financing activities:
Equipment acquired through capital lease
 agreements.....................................                                                                          266,539
Equipment and leasehold improvements acquired
 through notes payable..........................                                                                           35,775
 Conversion of accrued interest payable to
 principal  on notes payable to stockholders....                                                                          105,170
 Conversion of Series A and Series B preferred
 stock to common stock..........................                                                                              444
 Conversion of 1996 Series A and B, 1997 Series
 C, and 1998 Series D  preferred stock to
 common  stock..................................             718,150            3,280,579           1,260,000           5,258,729
Conversion of debentures to common stock........                                                                          640,000
Deferred offering costs incurred in prior year
 charged against offering proceeds..............                                                                           41,000
Issuance of common stock in connection with
 purchase of assets of VMS, Inc.................                                                                          124,999
Issuance of common stock in connection with
 purchase of assets of Superstat, Inc...........                                                                           81,819
Conversion of notes payable to common stock.....                                                                          538,671
Common stock and warrants issued in lieu of
 interest.......................................                                                                        1,387,300
Patent assignment and leaseback.................                                                                          500,000
Issuance of common stock in connection with
 Therex settlement..............................                                                                               77
Transfer of note receivable from officer........                                                                           25,000
Write-up of property and equipment on Cathlab
 due to sale and leaseback agreement............                                                                          221,616
Issuance of common stock and warrants for
 services.......................................                                   72,750              28,280           1,108,457

Issuance of common stock for certain liabilities             (46,182)             122,334             178,286           1,800,947

15. SALES INFORMATION:

  Sales to four customers represented 24.76%, 16.07%, 15.99% and 11.44% of the Company's total net sales during the year ended December 31, 1999. During the year ended December 31, 1998 sales to three customers represented 15.6%, 13.3% and 10.5% of the Company's total net sales. Sales to one customer during the year ended December 31, 1997 represented 16.9% of net sales. The remainder of net sales to any one customer was less than 10%. The loss of any of these major accounts would be material to the Company's overall results of operations, financial position and cash flows. Foreign export net sales for 1999, 1998 and 1997 were approximately 51%, 55%, and 62%, respectively.

                      AMERICAN BIOMED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

  In March 1995, under an agreement with SuperStat, the Company transferred the license agreement to BioCell, Inc. and was relieved of the obligation to pay royalties in consideration of receiving a .5% royalty on future product sales by
BioCell, Inc.   The Company received royalties in the amount of $367 in 1998.
No royalties were received in 1997 and 1999.

17. SUBSEQUENT EVENT:

  During the first quarter of 2000, additional funds of $300,000 less offering costs of $30,000 were received from the issuance of additional 2000 Debentures.

  On March 14, 2000 the board of Directors appointed Justine B. Corday as Chairman and Interim Chief Executive Officer and Marshall Kerr as President and Chief Operating Officer, replacing Steven B. Rash.

  Previously, David C. Arnold had resigned as director of the Company citing personal commitments and time restraints as his reason for resigning. The Company's controller, Colene Blankinship, resigned effective March 31, 2000 to pursue other opportunities, but will remain as Corporate Secretary. Their resignations were not caused by any disagreement involving company policies or operations.

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

  The Company received ISO 9001 certification in January 1998 and CE Mark Certification in September 1998. In addition, during 1999, management has undertaken efforts to identify healthcare companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, and research and development agreements and projects. An integral part of this on-going strategy is to aggressively pursue the sale of all ancillary technology which will enable the Company to focus its resources exclusively on its core technologies and commercial non-angioplasty balloon catheter products. Although there can be no assurances, the Company does not foresee any additional risks associated with these initiatives.

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


KARLINS ARNOLD & CORBITT, P.C.


The Woodlands, Texas
March 14, 2000

SCHEDULE II

                     AMERICAN BIOMED, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

COLUMN A                                            COLUMN B           COLUMN C  COLUMN D               COLUMN E       COLUMN F
                                                                             ADDITIONS
                                                                 -----------------------------------
                                                   BALANCE AT        (1)                 (2)
                                                   BEGINNING      CHARGED TO          CHARGED TO                        BALANCE AT
                                                      OF            COSTS           OTHER ACCOUNTS-    DEDUCTIONS-        END OF
                       DESCRIPTION                  PERIOD       AND EXPENSES          DESCRIBE         DESCRIBE          PERIOD
-----------------------------------------------   -----------   -------------      ----------------    -----------      ----------
DECEMBER 31, 1997
  Allowance for doubtful accounts...............       57,500         68,721                             69,054(1)          57,167
  Allowance for deferred tax assets.............    7,995,000        832,000                                             8,827,000
DECEMBER 31, 1998
  Allowance for doubtful accounts...............       57,167                                            17,167(1)          40,000
  Allowance for deferred tax assets.............    8,827,000        833,000                                             9,660,000
DECEMBER 31, 1999
  Allowance for doubtful accounts...............       40,000          4,072                             40,972(1)           3,100
  Allowance for deferred tax assets.............    9,660,000        290,000                                             9,950,000

__________
(1) Write-off of bad debts.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
 -------                      ----------------------

   2.1 -- Agreement and Plan of Merger among American BioMed, Inc., ABI Acquisition, Inc. and Cathlab Corporation dated March 30, 1992(3)
   3.1   -- Certificate of Incorporation.(1)
   3.2   -- By-laws.
   3.3 -- Certificate of Designations, Preferences and Rights of 1996 Series A Convertible Preferred Stock(7)
   3.4 -- Certificate of Designations, Preferences and Rights of 1996 Series B Convertible Preferred Stock(7)
   3.5 -- Certificate of Designations, Preferences and Rights of 1997 Series C Convertible Preferred Stock (10)
   3.6 -- Certificate of Designations, Preferences and Relative Rights of 1998 Series D Convertible Preferred Stock (12)
   3.7 -- Certificate of Designations, Preferences and Relative Rights of 1998 Series E Convertible Preferred Stock (12)
   4.2   -- Specimen Common Stock Certificate(13)
  10.28 -- 1992 Stock Option Plan of the Company and forms of incentive stock option agreement and non-qualified stock option agreement(2)
  10.57 -- Patent License, Research & Development Agreement between Wright Medical Technology, Inc. and American BioMed, Inc.(4)
  10.69 -- Stipulation of Settlement, Scott Printing Corporation v. American BioMed, Inc.(6)
  10.70  -- Employment contract with Steven B. Rash(6)
  10.71  -- Purchase of Technology Agreement, Guerbet, S.A.(6)
  10.80  -- 1996 Incentive Stock Option Plan(8)
  10.81 -- Aberlyn Schedule No. 3 to Master Lease Agreement No. 0001E and Patent Schedule No. 2 to Patent Assignment and License Agreement No. 0001P, effective June 1, 1996(9)
  10.82 -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the issuance and sale of Common Stock and 200 shares of the 1996 Series A Convertible Preferred Stock(10)
  10.83 -- Securities Purchase Agreement, dated February 20, 1996, between the Company and certain investors relating to the issuance and sale of 1,190 shares of the 1996 Series A Convertible Preferred Stock(10)
  10.84 -- Form of Registration Rights Agreement, dated February 20, 1996, between the Company and holders of the 1996 Series A Convertible Preferred Stock(10)
  10.85 -- Securities Purchase Agreement, dated November 7, 1996, between the Company and certain investors relating to the issuance and sale of the 1996 Series B Convertible Preferred Stock(10)
  10.86 -- Form of Registration Rights Agreement, dated November 7, 1996, between the Company and holders of the 1996 Series B Convertible Preferred Stock(10)
  10.87 -- Securities Purchase Agreement, dated March 21, 1997, between the Company and certain investors relating to the issuance and sale of the 1997 Series C Convertible Preferred Stock(10)

 10.88   -- Registration Rights Agreement, dated March 21, 1997, between the
            Company and holders of the 1997 Series C Convertible Preferred Stock(10)
 10.89   -- Lease Agreement dated June 19, 1997 between the Company and
            Woodlands Office Equities - '95 Limited (11)
 10.90   -- Modification Agreement - Patent Schedule No. 002 between Aberlyn
            Capital Management Co., Inc. and the Company (11)
 10.91   -- Modification Agreement - Lease Schedule No. 003 between Aberlyn
            Capital Management Co., Inc. and the Company (11)
 10.92   -- Employment agreement with Marshall Kerr (11)
 10.93   -- Securities Purchase Agreement, dated April 29, 1998, Series D
            Preferred and Series E Preferred Stock (12)
 10.96   -- Registration Rights Agreement of Series D Preferred and Series E
            Preferred (12)
 10.97   -- Augustine Fund, L.P. Warrant dated April 29, 1998 to purchase 60,000 shares of Common Stock (12)
 10.98   -- 1994 Stock Option Plan of the Company (5)
 10.99   -- Securities Purchase Agreement, dated March 3, 1999, Series 1999-A,
            9% Redeemable Convertible
 10.100  -- Registration Rights Agreement, dated March 3, 1999, between the
            Company and holders of the Series 1999-A 9% Redeemable Convertible Debentures (14)
 10.101  -- License Agreement dated March 26, 1999 between the Company and
            Manufacturing & Research, Inc. (14)
 10.102  -- License Agreement dated April 14, 1999 between the Company and
            IntraTherapeutics, Inc. (15)
 10.103  -- Securities Purchase Agreement, dated September 30, 1999, 13% Secured
            Convertible Debentures
 10.104  -- Registration Rights Agreement, dated September 30, 1999, between the
            Company and holders of the 13% Secured Convertible Debentures
 21.1    -- Subsidiaries of the Registrant(9)
 23.1    -- Consent of Karlins, Arnold & Corbitt, PC
 27      -- Financial Data Schedule

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

(10) Incorporated by reference to the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1996.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(13) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 333-52301, dated September 11, 1998.

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.