Form 10-Q
period 2000-03-31
AMERICAN BIOMED INC
filed 2000-05-12
CIK 867572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                 For the quarterly period ended March 31, 2000



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

              For the transition period from ________________ to


                        Commission File Number: 0-19606
                                                -------


                             AMERICAN BIOMED, INC.
            (Exact name of registrant as specified in its charter)

Delaware                                                                                       76-0136574
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)


10077 Grogan's Mill Road, Suite 100, The Woodlands, Texas                                            77380
----------------------------------------------------------------------------------------------------------
(address of principal executive offices)                                                       (Zip Code)

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

The total number of shares outstanding of common stock, $.001 par value as of March 31, 2000 is 45,144,829.

                             AMERICAN BIOMED, INC.


PART I - FINANCIAL INFORMATION
                                                                         Page


  Item 1 -  Financial Statements:

            Consolidated Condensed Balance Sheets                          3

            Consolidated Condensed Statements of Operations                4

            Consolidated Condensed Statements of Cash Flows                5

            Notes to Consolidated Condensed Financial Statements           5

  Item 2 -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7



PART II - OTHER INFORMATION

  Item 1    Legal Proceedings                                              8

  Item 3    Defaults Upon Senior Securities                                8

  Item 6    Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                10

INDEX TO EXHIBITS                                                         10

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN BIOMED, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                                                   March 31,         December 31,
                                                                                                     2000               1999
                                                                                               ---------------      ---------------
                                            ASSETS
Current assets:
     Cash and cash equivalents...............................................................  $         --        $     12,322
     Accounts receivable, trade, net of allowance for doubtful accounts
          of $3,100 as of March 31, 2000 and as of December 31, 1999.........................       107,451             119,362
     Accounts receivable, other..............................................................         4,624               4,021
     Inventories.............................................................................       395,356             400,797
     Other current assets....................................................................        18,671              32,910
                                                                                               ------------         -----------
        Total current assets.................................................................       526,102             569,412
Property and equipment, net..................................................................        68,612              79,942
Patents, net of accumulated amortization of $977,345 and $974,048
     on March 31, 2000 and December 31, 1999, respectively...................................       127,371             125,340
Goodwill, net of accumulated amortization of $974,413 and $943,642
     on March 31, 2000 and December 31, 1999, respectively...................................       256,423             287,194
Other assets.................................................................................        23,319              23,564
                                                                                               ------------        ------------
        Total Assets.........................................................................  $  1,001,827        $  1,085,452
                                                                                               ============        ============
                     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Notes payable to stockholders and others................................................  $    696,184        $    706,038
     Current maturities of long-term debt....................................................        51,323              54,804
     Current maturities of capital lease obligations.........................................       412,346             414,952
     Debentures..............................................................................     1,000,000             700,000
     Accounts payable........................................................................       683,289             749,456
     Accrued liabilities.....................................................................       841,975             768,879
                                                                                               ------------        ------------
        Total current liabilities............................................................     3,685,117           3,394,129
Capital lease obligations, net of current maturities.........................................            --                 179
Deferred revenue.............................................................................       801,890             851,890
                                                                                               ------------        ------------
        Total liabilities....................................................................     4,487,007           4,246,198

Commitments and contingencies................................................................            --                  --

Stockholders' deficit:
     Preferred stock, $.001 par value, 2,560,000 shares authorized, 0 and
     23,000 shares issued at March 31, 2000 and December 31, 1999,
     respectively............................................................................            --                  23
     Common Stock, $.001 par value, 50,000,000 shares authorized,
     45,144,829 and 43,054,252 shares issued at March 31, 2000 and
     December 31, 1999, respectively.........................................................        45,145              43,054
Additional paid-in capital...................................................................    28,473,028          28,487,818
Deficit accumulated during the developmental stage...........................................   (32,003,353)        (31,691,641)
                                                                                               ------------        ------------
        Total stockholders' deficit..........................................................    (3,485,180)         (3,160,746)
                                                                                               ------------        ------------
        Total liabilities and stockholders' deficit..........................................  $  1,001,827        $  1,085,452
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

                             AMERICAN BIOMED, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                                                   INCEPTION,
                                                                                THREE MONTHS ENDED              SEPTEMBER 4, 1984
                                                                                     MARCH 31,                     TO MARCH 31,
                                                                            2000                1999                 2000
                                                                      ------------------   ------------------   ------------------
Sales, net...........................................................  $    64,921          $   112,691           $   4,832,261
Cost of sales........................................................      (47,317)            (126,671)             (4,633,267)
                                                                       -----------          -----------           -------------
Gross profit.........................................................       17,604              (13,980)                198,994
                                                                       -----------          -----------           -------------
Operating expenses:
      Selling, general and administrative............................     (309,784)            (486,648)            (21,520,873)
      Research and development.......................................       (3,913)             (34,213)             (8,496,360)
      Distributor settlement.........................................           --                   --              (1,080,915)
                                                                       -----------          -----------           -------------
                                                                          (313,697)            (520,861)            (31,098,148)
                                                                       -----------          -----------           -------------
         Loss from operations........................................     (296,093)            (534,841)            (30,899,154)
                                                                       -----------          -----------           -------------

Other income (expense):
      Interest income................................................           10                   15                 156,467
      Interest expense...............................................      (78,129)             (61,320)             (3,398,204)
      Other income...................................................       62,500               15,000               2,137,538
                                                                       -----------          -----------           -------------
         Other income (expense), net.................................      (15,619)             (46,305)             (1,104,199)
                                                                       -----------          -----------           -------------
         Net loss....................................................     (311,712)            (581,146)            (32,003,353)
         Less preferred stock dividends..............................           --                   --              (1,353,444)
         Net loss available to common
         shareholders(1).............................................  $  (311,712)         $  (581,146)          $ (33,356,797)
                                                                       ===========          ===========           =============
         Net loss per common share...................................  $     (0.01)         $     (0.02)
                                                                       ===========          ===========
         Weighted average number of common
           shares outstanding........................................   43,062,097           35,358,244
                                                                       ===========          ===========

(1) Basic and diluted per share net the same.







    The accompanying notes are an integral part of the financial statements.

                             AMERICAN BIOMED, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                                  INCEPTION,
                                                                                    THREE MONTHS ENDED          SEPTEMBER 4, 1984
                                                                                         MARCH 31,                 TO MARCH 31,
                                                                                  2000              1999             2000
                                                                               ----------       ----------      ------------------
Net cash used by operating activities.......................................    (310,630)        (340,967)         (22,136,246)

Cash flows from investing activities:
    Capital expenditures....................................................          --               --             (612,909)
    Investment in patents...................................................      (5,328)            (500)            (528,153)
    Other investing activities..............................................          --               --              290,606
                                                                               ---------         --------            ---------
      Net cash provided (used) by investing activities......................      (5,328)            (500)            (850,456)

Cash flows from financing activities:
    Proceeds from notes payable to banks....................................          --               --            2,333,880
    Proceeds from notes payable to stockholders.............................          --               --            1,225,921
    Proceeds from notes payable to others...................................          --            5,513            6,708,541
    Repayments of notes payable to banks....................................          --               --           (2,070,000)
    Repayments of notes payable to stockholders.............................          --               --             (822,992)
    Repayments of notes payable to others...................................      (9,854)         (69,068)          (6,269,391)
    Principal payments under capital lease obligations......................      (6,266)          (7,103)            (792,107)
    Proceeds from patent assignment and leaseback...........................          --               --              500,000
    Proceeds from sale of debentures........................................     300,000          400,000            1,640,000
    Proceeds from sale of preferred stock...................................          --               --            9,111,502
    Proceeds from sale of common stock and exercise of
      unregistered warrants.................................................          --               --            9,522,350
    Proceeds from the exercise of stock options.............................          --               --              339,917
    Proceeds from issuance of registered stock purchase
      warrants..............................................................          --               --              100,000
    Proceeds from exercise of registered stock purchase
      warrants..............................................................          --               --            2,801,018
    Treasury stock acquired.................................................          --               --             (500,000)
    Offering costs..........................................................          --               --           (1,107,246)
    Other financing activities..............................................          --               --              245,553
                                                                             -----------      -----------        -------------
      Net cash provided by financing activities.............................     283,880          329,342           22,966,946
                                                                             -----------      -----------        -------------
Net increase (decrease) in cash and cash equvalents.........................     (32,078)         (12,125)             (19,756)
Cash and cash equivalents at beginning of period............................      12,322           36,463                   --
                                                                             -----------      -----------        -------------
Cash and Cash equivalents at end of period..................................  $  (19,756)      $   24,338         $    (19,756)
                                                                             ===========      ===========        =============

   The accompanying notes are an integral part of the financial statements.

1.  BASIS OF PRESENTATION

  The accompanying unaudited consolidated condensed financial statements were prepared in conformity with Securities and Exchange Commission rules and regulations, but do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The statements include the accounts of American BioMed, Inc. and its wholly-owned subsidiary, Cathlab Corporation (jointly the "Company"), after elimination of all material intercompany transactions and accounts. In management's opinion, these interim statements reflect all normal recurring adjustments necessary to present fairly the Company's financial position, operations results, and cash flows for the three-month period shown.

  First quarter results are not necessarily indicative of full-year patterns. To gain a more complete understanding of these interim financial statements, please read the Company's 1999 Form 10-K.


2.  CAPITAL STOCK

  During the first three months of 2000, the Company's outstanding common stock was increased by a total of

2,090,577 shares. The increase occurred through the conversion of 15,500 Series D convertible preferred shares and 7,500 Series E convertible shares into 1,617,951 and 472,626 common shares, respectively.

  During the first quarter of 2000, the Company issued to New Millenium Capital Partners, LLC and AJW Partners, LLC $250,000 and $50,000, respectively, of its 13% Secured Convertible Debentures due April 1, 2000 ("2000 Debentures"), to raise additional working capital. Offering costs of $30,000, excluding legal fees, were incurred in the transactions. The 2000 Debentures are convertible into common stock, and the company agreed to register for resale under the Securities Act of 1933, as amended, the common shares issuable upon conversion. The number of shares issuable at conversion shall be equal to the outstanding principal balance, plus accrued and unpaid interest, divided by the lesser of
(a) $.125 or (b) 60% of the average bid price during the 20 trading days immemdiately prior to the conversion date.

3.  INVENTORIES

  Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consisted of the following:

                                          March 31, 2000       December 31, 1999
                                          --------------       -----------------
Raw materials..........................    $     95,480           $     95,480
Work in process........................         110,164                124,762
Finished goods.........................         189,712                180,555
                                           ------------           ------------
                                           $    395,356           $    400,797
                                           ------------           ------------

4.  COMMITMENTS AND CONTINGENCIES

  In May 1997, an individual who formerly was Chairman, Chief Scientific Officer, and a director of the Company filed suit against the Company in the State District Court of Harris County, Texas. The lawsuit claimed oppressive action toward a minority shareholder, breach of contract, failure of consideration for the assignment of certain patent rights, wrongful termination, and unpaid debts and advances. In October 1998, the suit was settled through an agreed $400,000 judgment, already paid, and for which a release was filed in April 1999. The Company additionally agreed to a payment of $200,000 to the plaintiff, due at such time as the OmniFilter patent might be sold, or, if a licensing agreement was effected, disbursed as 5% of royalties, until a total of $200,000 was paid. The $200,000 settlement component is secured by the OmniFilter patent, but with the security interest subordinated to any lender requesting such patent as collateral. In April 1999, the Company licensed the OmniFilter for development and marketing. Subsequently, the plaintiff filed further suit alleging that the Company anticipatorily breached the agreement to pay licensing revenues. The Company has filed a response denying the claim. As of September 1999, royalty expense in the amount of $50,000 has been accrued.

  In August 1997, an individual who formerly was Chief Financial Officer, Secretary and Treasurer, and a director of the Company filed suit against the Company in the State District Court of Harris County, Texas. The lawsuit alleged breach of contract with respect to a letter agreement executed in connection with his employment separation and resignation from the Company's Board and sought monetary damages of approximately $307,000. On August 24, 1998, the parties reached a settlement through mediation. The Company paid $2,800 in cash and, at no cost to the plaintiff, issued stock options to purchase 150,000 of the Company's common shares at an exercise price of $0.6875, with a guaranteed value of $100,000. Additionally, the Company executed an agreed judgment in the amount of $85,000 at 10% interest, payable November 1, 1999.
The judgment, still outstanding, was later amended to include the guaranteed value shortage in the amount of $70,173 for a total of $155,173.

  In May 1999, the legal firm of Pennie & Edmonds sued the Company claiming unpaid fees in the amount of $21,424, together with associated costs of $7,140 for representation in the matter. The case currently is pending in the State District Court in Harris County, Texas.

  In February 2000, the Company was sued by Bowne of Dallas, Inc. claiming $137,122 in unpaid printing charges. The case is pending in the State District Court of Dallas County, Texas.

  From time to time the Company is a party in other litigation arising in the course of business. Management regularly analyzes current information and, as necessary, provides accrual for probable liabilities for the eventual disposition of the matter. In management's opinion, the ultimate outcome of these matters will not materially affect the Company's financial position, results of operations or cash flows. See also Part II, Item 1, "Legal Proceedings."

5.  SUBSEQUENT EVENTS

  On April 17, 2000, AJW Partners, LLC and New Millenium Capital Partners II, LLC purchased an aggregate of $250,000 of 2000 Debentures, netting $225,000 in proceeds. The 2000 Debentures are convertible into common stock, and the company agreed to register for resale under the Securities Act of 1933, as amended, the common shares issuable upon conversion. The number of shares issuable at conversion shall be equal to the outstanding principal balance, plus accrued and unpaid interest, divided by the lesser of (a) $.10 or (b) 60% of the average bid price during the 20 trading days immediately prior to the conversion date.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  During the first quarter of 2000, the Company continued its efforts to raise capital and began focusing on making a transition from a development-stage entity to one with material revenues. The Company's March 1999 shift in producing its silicone catheters and embolectomy devices to MRI, a manufacturing facility in Tucson, Arizona, under an exclusive licensing agreement, resulted in production backlogs for the remainder of the year, limiting acceptance of new orders. Despite increasing output, the backlog continued into the first quarter of 2000. Quarterly product sales of $64,921, consequently, were 58% of the prior year's quarterly level. However, the arrangement offers substantial operating expense reductions, resulting in a 63% year-to-year first quarter reduction in cost of sales, from $126,671 to $47,317. Thus, the Company realized a $17,604 quarterly gross margin of 27%, in contrast to a 12% gross deficit for the first quarter of the prior year. Accelerating production will be required to meet existing shipment backlogs and to sustain customer confidence in placing new orders.

  Selling, general, and administrative expenses of $309,784 included initial costs of marketing the OmniCath in Europe, for which CE mark approval for commercialization was received in November 1999. General and administrative expenses were 38% lower than for the prior year's quarterly level of $426,553. A 23% reduction in year-to-year quarterly sales and marketing expenses was primarily a function of pacing sales to manufacturing output, as well as a reflection of limitations in capital availability for promotional activities.

  During the first quarter of 2000, research and development expenses were limited to $3,913, a decrease of almost 90% from the prior year's level. The change partly reflects the April 1999 licensing of the Company's OmniFilter technology, to be used in carotid angioplasty procedures. Though resulting in a shift of developmental costs to IntraTherapeutics, Inc., under the arrangement the Company will be eligible for worldwide royalties upon commercialization of the product. The Company anticipates future increased research and development expenses for clinical trials prerequisite to United States market approval for the OmniCath, contingent on availability of capital.

  Interest expense for the quarter increased 21% to $78,129, compared with $61,320 for the first three months of 1999. The change reflects increased borrowing and debt and litigation settlements.

  Other income of $62,500 represents an increase of 317% from the comparable quarterly period in 1999. The preponderance of the difference is comprised of licensing fees under the company's manufacturing licensing agreement with MRI.

  In association with the above-discussed changes, during the quarter, the Company's net loss declined to $311,712 from a loss of $581,146 during the comparable period in 1999. The change reflects a reduction of over 46%.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2000, the Company had a working capital deficiency of $32,003,353, compared to $31,691,641 at December 31, 1999. Net cash used in operating activities of $310,630 was 9% less than during the same period of 1999. Financing activities provided cash of $283,880 and was favorably impacted by issuance of the 2000 Debentures.

  On April 1, 2000 the company became in default under its 2000 Debentures. Upon the default date the aggregate face value liability was $1,000,000.

  The Company requires significant additional funds to move from a development-stage to a fully-operating entity. Uses of funds for such a transition would include effecting sales and marketing arrangements, extending manufacturing and distribution activities, and undertaking research and development for commercializing the OmniCath for peripheral and A-V fistula use. The Company actively is seeking additional financing through private debt or equity arrangements. In the event such funding is not secured, research and development projects and operating activities would be delayed or curtailed and would have a material adverse effect on the Company's performance. To continue as a going concern, the company must attract additional capital to redeem the 2000 Debentures or otherwise cure the default and, ultimately, must achieve profitable operations.

PART II OTHER INFORMATION
-------------------------

ITEM 1.  LEGAL PROCEEDINGS

  In March 2000, Prudential Residential Securities, Limited Partnership, d/b/a Prudential Relocation filed a lawsuit against the Company in the State District Court of Harris County. The suit seeks payment of $58,207.41 for services provided, plus interest and costs of the suit. Prudential Relocation's fees were incurred during 1997 and 1998 in conjunction with sale of the residence of the Company's former President & Chief Executive Officer, Steven B. Rash.

  Additional pending legal matters are described in Note 5 to the Consolidated Condensed Financial Statements, "Commitments and Contingencies.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  On April 1, 2000 the Company became in default under its 2000 Debentures. Under such a default, the Company must pay 120% of the principal amounts owing, as well as accrued unpaid interest. Upon the default date, the aggregate face value liability for the 2000 Debentures was $1,000,000. The Company is pursuing financing arrangements that would enable it to address its obligations under the 2000 Debentures. However, there can be no assurance that such discussions will eventuate in proceeds satisfactory to cure the default events, and a failure to do so would have a material adverse effect on the Company's liquidity and capability to continue as a going concern.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as exhibits to this Report.
    --------

27.1  Financial Data Schedule

(b) Reports on Form 8-K

  On March 21, 2000, the Company filed a Form 8-K reporting resignation of a Director on the Company's Board and appointment of a new Chairman & Interim Chief Executive Officer and a new President to replace the individual formerly serving as Chairman, President, and Chief Executive Officer.

                                   SIGNATURES


Pursuant to requirements of the Securities and Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the duly authorized undersigned individuals.


                                                        AMERICAN BIOMED, INC.



Date:  May 12, 2000                                     /s/ Justine B. Corday
                                                 -------------------------------
                                                               Justine B. Corday
                                                                      Chairman &
                                                 Interim Chief Executive Officer


INDEX TO EXHIBITS

The following documents are filed as part of this Report:

 Exhibit
 -------

27.1  Financial Data Schedule